Form 10-K/A
period 2025-12-31
Horizon Technology Finance Corp
filed 2026-04-30
CIK 1487428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2025 based on the closing price on that date of $7.20 on the Nasdaq Global Select Market was $300.0 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 68,428,576 shares of the Registrant’s common stock outstanding as of April 29, 2026.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Horizon Technology Finance Corporation, or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2025, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2026 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was intended to be incorporated by reference from the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which would permit the Part III information to be incorporated in the Original Report by reference from the Company’s definitive proxy statement if such proxy statement were filed no later than 120 days after the fiscal year-end. The Company is filing this Amendment to include the Part III information in the Annual Report on Form 10-K for the year ended December 31, 2025 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report. This Amendment also updates, amends and supplements Part III and Part IV, including Item 15 of the Form 10-K. Item 15 of Part IV has been amended to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. In addition, the cover page has been updated and amended.

The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑K/A
FOR THE YEAR ENDED DECEMBER 31, 2025

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

The role of the Company’s board of directors (the “Board”) is to provide general oversight of the Company’s business affairs and to exercise all of the Company’s powers except those reserved for the stockholders. The responsibilities of the Board also include, among other things, the oversight of the Company’s investment activities, the quarterly valuation of the Company’s assets, oversight of the Company’s financing arrangements and corporate governance activities.

In accordance with the Company’s certificate of incorporation and bylaws, the Board has eight directors as of March 3, 2026. Directors are divided into three classes, with each class serving a staggered three-year term. At each annual meeting of stockholders, the successors to the class of directors whose terms expire at such meeting will be nominated to be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following their year of election.

The Investment Company Act of 1940, as amended (the “1940 Act”), requires that at least a majority of the Company’s directors not be “interested persons” (as defined in the 1940 Act) of the Company (the “Independent Directors”). As of March 3, 2026, six (6) of the Company’s eight (8) directors are Independent Directors. However, the Chairman of the Board is an interested person of the Company. While the Board has no fixed policy regarding the separation of the positions of Chief Executive Officer and Chairman of the Board, each such position is held by separate individuals as of March 3, 2026.

As of March 3, 2026, the position of Chief Executive Officer of the Company is held by Michael P. Balkin, who also serves on the Company’s Board of Directors. Robert D. Pomeroy, Jr. serves as Chairman of the Board and is an “interested person” of the Company under Section 2(a)(19) of the 1940 Act. As of March 3, 2026, Edmund V. Mahoney is the Lead Independent Director of the Company. As the Lead Independent Director, Mr. Mahoney generally acts as a liaison between the other Independent Directors and the Company’s management, officers and attorneys in between meetings of the Board.

Under the Company’s bylaws, the Board is not required to have an independent chairman. Many significant corporate governance duties of the Board are executed by committees of Independent Directors, each of which has an independent chair. As of March 3, 2026, the Board believes that it is in the best interests of the Company’s stockholders for Mr. Pomeroy, the Company’s previous Chief Executive Officer, to lead the Board because of his broad experience. The Board believes the current structure of the Board provides appropriate guidance and oversight while also enabling ample opportunity for direct communication and interaction between management and the Board.

Information regarding the Board’s directors as of March 3, 2026 is set forth below. We have divided the directors into two groups—Interested Directors and Independent Directors. The address for each director is c/o Horizon Technology Finance Corporation, 312 Farmington Avenue, Farmington, CT 06032.

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF CURRENT TERM
Independent Directors
Jonathan J. Goodman	54	2023	2028
Kimberley A. O’Connor	62	2025	2026
Edmund V. Mahoney	75	2010	(1)
James J. Bottiglieri	70	2010	(1)
Elaine A. Sarsynski	70	2012	(1)
Joseph J. Savage	73	2016	(1)
Interested Directors
Michael P. Balkin(2)	66	2023	2027
Robert D. Pomeroy, Jr.	74	2010	(1)

(1)

Each of James J. Bottiglieri, Edmund V. Mahoney, Elaine A. Sarsynski, Joseph J. Savage and Robert D. Pomeroy, Jr., are expected to resign from the Board in connection with the effectiveness of the Company’s merger with Monroe Capital Corporation.

(2)

Mr. Balkin is an interested director of the Company, as defined in Section 2(a)(19) of the 1940 Act, due to his positions as an officer of the Company and of Horizon Technology Finance Management LLC, a Delaware limited liability company (the “Advisor”).

Interested Directors

Michael P. Balkin

Mr. Balkin brings to the Board his strong knowledge and experience in investment banking, investment management and portfolio management. Mr. Balkin has been a director of Affluence Corporation, a technology holding company, since October 2024; a financial advisor to the Rail-Splitter Micro Cap Rebound Fund since 2022; and an advisor to Wasson Enterprise LLC, a family office, since 2021. He was Chief Executive Officer of Foresight Acquisition Corp. from January 2021 to December 2021. Prior to joining Foresight Acquisition Corp. Mr. Balkin was with William Blair & Co, LLC, a global investment bank and financial services firm, for thirty (30) years, from October 1990 to December 2020, serving as a Partner and Portfolio Manager from October 2010 to December 2020. Mr. Balkin is also a strategic advisor to P3 Health Partners Inc. (Nasdaq: PIII) (formerly Foresight Acquisition Corp.), OptimizeRX Corporation (Nasdaq: OPRX), and Innventure, Inc. (Nasdaq: INV); the Chairman of Good Sports, a non-profit charity; and Chairman of Performance Health Systems, LLC, a fitness and health company. He previously served as a director of Innventure, Inc. until October 2024. Mr. Balkin’s extensive experience enhances the Board’s ability to manage and direct the Company’s affairs.

Robert D. Pomeroy, Jr.

Mr. Pomeroy has more than forty (40) years of experience in diversified lending and leasing, including positions in sales, marketing and senior management. He has held the positions of chief executive officer or general manager at each organization that he has led since 1996. His responsibilities have included: accountability for the overall profit and loss of the organization, credit authority and investment committee oversight, strategic planning, human resource oversight, including hiring, termination and compensation, reporting compliance for his business unit, investor relations, fund raising and all aspects of corporate governance. Mr. Pomeroy co-founded and has operated the Advisor, a life sciences and technology lending management company, since 2003. Prior to co-founding the Advisor, Mr. Pomeroy was the Senior Vice President of Financing for Science International, Inc., Executive Vice President of Transamerica Business Credit and the General Manager of its Technology Finance Division and President of GATX Ventures, Inc. This experience has provided him with extensive judgment, experience, skills and knowledge to make a significant contribution to the Board and to support the Board’s ability to govern the Company’s affairs and business.

Independent Directors

Edmund Mahoney

Mr. Mahoney brings to the Board pertinent knowledge and experience in investment management, portfolio management, investment advisor compliance, performance measurement and valuation of investments. Mr. Mahoney served as Senior Vice President, Investments (Chief Investment Officer) of Vantis Life Insurance Company (“Vantis”) from 2009 to 2016. In addition to his experience with Vantis, Mr. Mahoney held senior management and management positions with The Hartford Financial Services Group, Inc. and Aetna Life and Casualty Company. Through his past experiences, he has unique knowledge of international finance, as well as risk management strategies for foreign exchange and property and casualty operations. This vast experience, particularly in the areas of business, risk management and compliance matters that affect investment companies, enhances the Board’s ability to manage and direct the Company’s affairs.

James J. Bottiglieri

Mr. Bottiglieri brings to the Board substantial experience in identifying, managing and resolving accounting, tax and other financial issues often encountered by public companies through his former position n as the Chief Financial Officer of Compass Group Diversified Holdings LLC, a public company (“CODI”), from 2005 through 2013 and through his service as a Director of CODI since 2005, as well as a Director for several of CODI’s subsidiary companies, and as the Senior Vice President/Controller of WebMD. In addition, as the former Chief Financial Officer of CODI and as a current Director of CODI, Mr. Bottiglieri has developed an extensive understanding of the various periodic reporting requirements and corporate governance compliance matters that assist the Board in managing and directing the Company’s affairs. He also serves as a Director of Peruvian Palm Oil Holdings, a private company. This experience, particularly with respect to the areas of accounting and corporate governance, provides the Board with expertise that assists the Board in its ability to manage and direct the Company’s affairs.

Elaine A. Sarsynski

Ms. Sarsynski brings to the Board a strong background in managing large organizations, risk management, corporate governance, corporate finance, human resources and corporate communications. Ms. Sarsynski was a senior executive with Massachusetts Mutual Life Insurance Company (“MassMutual”), including serving as Chairperson, Chief Executive Officer and President of MassMutual International LLC, and serving in various other roles with MML Distributions, LLC, MassMutual Investment Advisers, LLC, MassMutual Asia Limited, MassMutual Assignment Company, MassMutual Europe S.A. and MassMutual Retirement Services, LLC, until her retirement in 2017. She joined MassMutual in 2005 as Managing Director at Babson Capital Management LLC, an investment adviser and subsidiary of MassMutual. In addition to her experience at MassMutual, Ms. Sarsynski held senior management roles at Aetna Inc. overseeing segments of its investment division and leading its corporate finance department. Her corporate finance activities included rating agency management, banking relationships, capital allocation and currency hedging. Ms. Sarsynski is also a Director of Genworth Financial, Inc., a public company traded on the New York Stock Exchange (“NYSE”), Non-Executive Director of TI Fluid Systems plc, a public company traded on the London Stock Exchange, and a Director of Horace Mann Educators Corporation, a public company traded on the NYSE. She previously served as a Director of AXA, a société anonyme, a public company under French law, and a Trustee of MassMutual Premier Funds, an open-end investment company, MassMutual Select Funds, an open-end investment company, MML Series Investments Funds, an open-end investment company, and MML Series Investment Funds II, an open-end investment company. Ms. Sarsynski’s extensive experience enhances the Board’s ability to manage and direct the Company’s affairs.

Joseph J. Savage

Mr. Savage brings to the Board his strong knowledge and expertise in commercial lending and managing large financial organizations. Mr. Savage served as Executive Vice Chairman of Webster Financial Corporation and Webster Bank, N.A. from October 2015 through June 2017. He joined Webster Bank, N.A. in April 2002 as Executive Vice President, Commercial Banking and also served as President of Webster Financial Corporation and Webster Bank, N.A. and on the board of directors of Webster Bank, N.A. Mr. Savage’s extensive experience enhances the Board’s ability to manage and direct the Company’s affairs.

Jonathan J. Goodman

Mr. Goodman brings to the Board his substantial knowledge and experience in investment management, risk management, portfolio management, investment due diligence and financial statement oversight. Mr. Goodman founded and has been a Managing Director of Qiviut Capital LP, a private investment firm, since June 2018. Prior to forming Qiviut Capital LP, Mr. Goodman was with Bain Capital, LP (“Bain Capital”), a private investment firm, for twenty (20) years, joining the firm in 1995 as an analyst and retiring from the firm in 2015 as a Managing Director. While at Bain Capital, he co-founded and co-managed Bain Capital’s systematic global macro hedge fund, Absolute Return Capital (“ARC”), from 2004-2015. Prior to founding ARC, Mr. Goodman was a Principal in the Private Equity area of Bain Capital, investing as a generalist in companies across numerous industries. Prior to joining Bain Capital, he was employed by Monitor Company from 1993-1995. Mr. Goodman previously served as a member of the Investment Committee of the Museum of Science Boston. Mr. Goodman’s extensive experience enhances the Board’s ability to manage and direct the Company’s affairs.

Kimberley A. O’Connor

Ms. O’Connor brings to the Board over thirty-five (35) years of experience in public accounting through her former positions at PricewaterhouseCoopers LLP and Grant Thornton LLP, where she held various leadership roles, including audit partner, SEC partner, and Office Managing Partner. Ms. O’Connor has expertise in SEC reporting, risk management, internal controls and valuation of investments and throughout her career has collaborated with audit committees, boards and executive leadership teams. Ms. O’Connor has received a National Association of Corporate Directors Board Certification. Ms. O’Connor’s extensive experience enhances the Board’s ability to manage and direct the Company’s affairs.

Executive Officers

The following persons serve as our executive officers in the following capacities as of March 3, 2026:

NAME(1)	AGE	TITLE
Michael P. Balkin	66	Chief Executive Officer

John C. Bombara	61	Executive Vice President, General Counsel, Chief Compliance Officer and Secretary

Lynn D. Dombrowski	40	Chief Accounting Officer

Paul G. Seitz	39	Senior Vice President and Chief Investment Officer

Daniel R. Trolio	53	Executive Vice President, Chief Financial Officer and Treasurer

(1)	The address for each executive officer is c/o Horizon Technology Finance Corporation, 312 Farmington Avenue, Farmington, CT 06032.

Michael P. Balkin

See “Part III — Interested Director — Michael P. Balkin” above for Mr. Balkin’s biography.

John C. Bombara

Mr. Bombara is Executive Vice President, General Counsel and Chief Compliance Officer of the Company and its Advisor. Mr. Bombara is an original member of the team that founded our Advisor in 2003 and is its Senior Vice President, General Counsel and Chief Compliance Officer. Mr. Bombara has more than 35 years of experience providing legal services to financial institutions and other entities and individuals including more than 25 years in venture lending. Mr. Bombara earned his Bachelor of Arts degree from Colgate University and his Juris Doctor degree from Cornell Law School.

Lynn D. Dombrowski

Ms. Dombrowski is the Chief Accounting Officer of the Company and its Advisor. Ms. Dombrowski is responsible for accounting and financial reporting matters, including SEC and other regulatory reporting. Ms. Dombrowski previously served as Vice President and Corporate Controller and, earlier, as the Company’s Financial Reporting Manager. Before joining the Company, Ms. Dombrowski was a Senior Analyst in the financial reporting and consolidations group of the Building and Industrial Systems division of United Technologies Corporation and in the assurance practice of RSM LLP (formerly known as McGladrey LLP), a public accounting firm. Ms. Dombrowski earned a Bachelor of Science and a Master of Science degree in Accounting from the University of Connecticut. Ms. Dombrowski is a Certified Public Accountant, chartered in the State of Connecticut.

Paul G. Seitz

Mr. Seitz is Senior Vice President and Chief Investment Officer of the Company and its Advisor. Mr. Seitz also serves as a member of the investment committee of the Advisor. Mr. Seitz joined the Company from Monroe Capital, where he served as Managing Director and Head of Software Underwriting. Mr. Seitz has over a decade of experience in technology lending and investing. During his tenure with Monroe, Mr. Seitz was responsible for leading and managing the underwriting process within the software, technology and tech-enabled services industry, focusing on pre-IPO and growth-stage technology companies, managing a portfolio of loan transactions, and various account management functions. Prior to Monroe, Mr. Seitz was a Vice President at TriplePoint Capital, covering both the North American and European markets, and was responsible for identifying and evaluating investment opportunities, due diligence, market research, financial modeling and business model analysis. Mr. Seitz’s experience also includes roles at NXT Capital, as Senior Analyst on the Venture Finance team, and Duff & Phelps as an Analyst. Mr. Seitz earned a Bachelor of Science in Finance from Penn State University.

Daniel R. Trolio

Mr. Trolio is the Executive Vice President and Chief Financial Officer of the Company and its Advisor. Mr. Trolio previously served as Senior Vice President and also Corporate Controller, responsible for supervision of all accounting functions as well as tax, financial reporting and assisted with all capital market efforts. Mr. Trolio held the same positions with the Advisor, since 2006. Mr. Trolio has been involved in the accounting and venture debt industries for more than 20 years, including 10 years in venture lending. Mr. Trolio previously served as Senior Manager at a regional public accounting firm and held positions with KPMG LLP and Arthur Andersen LLP. Mr. Trolio earned a Bachelor of Science degree in accountancy, with honors, from Bentley University and a Master of Science degree in taxation from the University of Hartford. Mr. Trolio is a Certified Public Accountant, chartered in the State of Connecticut.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s directors and executive officers and any persons holding more than ten percent (10%) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), are required to report their beneficial ownership and any changes in their beneficial ownership to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and executive officers, the Company believes that, during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Conduct and Code of Ethics

The Company expects each of its officers and directors, as well as any person affiliated with the Company’s operations, to act in accordance with the highest standards of personal and professional integrity at all times, and to comply with the Company’s policies and procedures and all laws, rules and regulations of any applicable international, federal, provincial, state or local government. To this effect, the Company has adopted a Code of Conduct, which is available on the Company’s website at www.horizontechfinance.com on the “Investor Relations” webpage under “Corporate Governance.” The Code of Conduct applies to the Company’s directors, executive officers, officers and their respective staffs. The contents of the Company’s website are not intended to be incorporated by reference into this report or in any other report or document the Company files with the SEC, and any references to the Company’s website are intended to be inactive textual references only.

The Company and the Advisor have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act of 1940 (the “Advisers Act”), respectively (the “Code of Ethics”). The Code of Ethics establishes procedures for personal investments made by the Company’s officers and directors, as well as any person affiliated with the Company’s operations, and the Advisor’s employees, and restricts certain personal securities transactions. The Company’s and the Advisor’s personnel subject to the Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Company, so long as such investments are made in accordance with the Code of Ethics’ requirements. The Code of Ethics was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and is available on the SEC’s website at www.sec.gov or on the Company’s website at www.horizontechfinance.com on the “Investor Relations” webpage under “Corporate Governance.”

The Company intends to disclose any material amendments to or waivers of required provisions of the Code of Conduct or the Codes of Ethics on a Current Report on Form 8-K.

The Company has adopted a hedging policy which prohibits the Company’s directors and executive officers from hedging their ownership of the Company’s securities, including trading in publicly traded options, puts, calls or other derivative instruments related to the Company’s stock or debt.

Board Meetings and Committees

The Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee. For the year ended December 31, 2025, the Board held eleven (11) meetings; the Audit Committee held six (6) meetings; the Nominating and Corporate Governance Committee held four (4) meetings; and the Compensation Committee held one (1) meeting. All directors attended at least seventy-five percent (75%) of the aggregate number of meetings of the Board and of the respective committees on which they served. The Company requires each director to make a diligent effort to attend all Board and committee meetings and encourages directors to attend the annual meeting of stockholders. Six (6) members of the Board attended the annual meeting of stockholders held in June 2025.

Audit Committee

The members of the Audit Committee as of March 3, 2026 are Mr. Bottiglieri, Mr. Goodman, Ms. Sarsynski and Mr. Savage, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance rules. As of March 3, 2026, Mr. Bottiglieri serves as Chairman of the Audit Committee. The Audit Committee operates pursuant to a written Audit Committee Charter approved by the Board. The charter sets forth the responsibilities of the Audit Committee, which include selecting or retaining each year an independent registered public accounting firm (the “Auditors”) to audit the accounts and records of the Company; reviewing and discussing with management and the Auditors the annual audited financial statements of the Company, including disclosures made in the management’s discussion and analysis of financial condition and results of operations sections of the Company’s reports filed under the Exchange Act; recommending to the Board whether the audited financial statements should be included in the Company’s Annual Report; reviewing and discussing with management and the Auditors the Company’s quarterly financial statements prior to the filing of its quarterly reports on Form 10-Q; pre-approving the Auditors’ engagement to render audit and/or permissible non-audit services; and evaluating the qualifications, performance and independence of the Auditors. The Audit Committee is also responsible for overseeing the performance of fair value determinations, with the assistance of independent valuation firms, by the Advisor as the Company’s valuation designee. The Board has determined that Mr. Bottiglieri qualifies as an “audit committee financial expert,” as that term is defined under Item 407 of Regulation S-K under the Exchange Act. The Audit Committee Charter is available on the Company’s website at www.horizontechfinance.com on the “Investor Relations” webpage under “Corporate Governance.”

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee as of March 3, 2026 are Mr. Bottiglieri, Mr. Mahoney, Ms. Sarsynski and Mr. Savage, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance rules. As of March 3, 2026, Ms. Sarsynski serves as Chairperson of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by the Company’s stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles, and overseeing the evaluation of the Board and the Company’s management. The Nominating and Corporate Governance Committee has adopted a written Nominating and Corporate Governance Committee Charter that is available on the Company’s website at www.horizontechfinance.com on the “Investor Relations” webpage under “Corporate Governance.”

The Nominating and Corporate Governance Committee will consider stockholder recommendations for possible nominees for election as directors when such recommendations are submitted in accordance with the Company’s bylaws, the Nominating and Corporate Governance Committee Charter and any applicable law, rule or regulation regarding director nominations. Nominations should be sent to John C. Bombara, Secretary, c/o Horizon Technology Finance Corporation, 312 Farmington Avenue, Farmington, Connecticut 06032. When submitting a nomination to the Company for consideration, a stockholder must provide all information that would be required under applicable SEC rules to be disclosed in connection with the election of a director, including the following minimum information for each director nominee: (i) full name, age and address; (ii) principal occupation during the past five (5) years; (iii) directorships on publicly held companies and investment companies during the past five (5) years; (iv) number of shares of the Company’s Common Stock owned, if any; and (v) a written consent of the individual to stand for election if nominated by the Board and to serve if elected by the stockholders.

Criteria considered by the Nominating and Corporate Governance Committee in evaluating the qualifications of individuals for election as members of the Board include, but are not limited to: (1) compliance with the independence and other applicable requirements of the Nasdaq corporate governance rules and the 1940 Act, and all other applicable laws, rules, regulations and listing standards; (2) the criteria, policies and principles set forth in the Nominating and Corporate Governance Committee Charter; (3) the knowledge, experience, integrity and judgment of each individual; (4) the potential contribution of each individual to the diversity of backgrounds, experience and competencies which the Board desires to have represented; (5) each individual’s ability to devote sufficient time and effort to his or her duties as a director; (6) independence and willingness to consider all strategic proposals; (7) any other criteria established by the Board; and (8) any core competencies or technical expertise necessary to staff the Board’s committees. In addition, the Nominating and Corporate Governance Committee assesses whether an individual possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the Board’s ability to manage and direct the Company’s affairs and business, including, when applicable, to enhance the ability of the committees of the Board to fulfill their respective duties. The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying individuals for election as members of the Board, but the Nominating and Corporate Governance Committee considers such factors as it may deem are in the best interests of the Company and its stockholders in making its nominations. Those factors may include a person’s differences of viewpoint, professional experience, education and skills, as well as his or her race, gender identity and national origin. In addition, as part of the Board’s annual self-evaluation, the members of the Nominating and Corporate Governance Committee evaluate the membership of the Board and whether the Board maintains satisfactory policies regarding membership selection.

Compensation Committee

The members of the Compensation Committee as of March 3, 2026 are Mr. Bottiglieri, Mr. Goodman, Mr. Mahoney, Ms. Sarsynski and Mr. Savage, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance rules. Aa of March 6, 2026, Mr. Mahoney serves as Chairman of the Compensation Committee. The Compensation Committee’s oversight responsibilities include determining, or recommending to the Board, the compensation, of the Company’s Independent Directors. The Compensation Committee reviews the compensation of the Independent Directors annually and makes a recommendation to the Board regarding the level of appropriate compensation. The Compensation Committee bases its recommendation upon available information regarding the compensation of other public business development companies of similar size to the Company, the expertise required of the Independent Directors and the duties and anticipated time commitment of the Independent Directors. After receiving the recommendation of the Compensation Committee, the Board determines the compensation of the Independent Directors. Currently none of the Company’s executive officers or its interested director is compensated by the Company and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices. So long as the Company is externally managed and no compensation is paid by the Company to its officers, the Compensation Committee is only required to confirm that no compensation has been paid by the Company to its officers and, if so required under any administrative or similar agreement, that the Company has reimbursed the external manager for the percentage allocation of an officers’ compensation determined by the Board or a committee thereof. The Compensation Committee may rely on the determination of the Board or of the Audit Committee with respect to any such expense allocation. The Compensation Committee has adopted a written Compensation Committee Charter that is available on the Company’s website at www.horizontechfinance.com on the “Investor Relations” webpage under “Corporate Governance.”

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company does not currently have any employees and does not expect to have any employees. Services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates, pursuant to the terms of the investment advisory agreement with the Advisor (the “Investment Management Agreement”) and the administration agreement (the “Administration Agreement”) with the Advisor as administrator (the “Administrator”), as applicable. The Company’s day-to-day investment and administrative operations are managed by the Advisor. Most of the services necessary for the origination and management of the Company’s investment portfolio are provided by investment professionals employed by the Advisor or its affiliates.

None of the Company’s executive officers receive direct compensation from the Company. The Company reimburses the Administrator for the allocable portion of the compensation paid by the Administrator to the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs based on the percentage of time such individuals devote, on an estimated basis, to the Company’s business and affairs, and as otherwise set forth in the Administration Agreement.

Compensation of Directors

During the year ended December 31, 2025, each of the Company’s Independent Directors received an annual fee of $102,000. Each member of the Audit Committee is paid an annual fee of $7,500, and each member of the Nominating and Corporate Governance Committee is paid an annual fee of $5,000. In addition, the chairman of the Audit Committee receives an additional annual fee of $10,000, and the chairperson of Nominating and Corporate Governance Committee receives an additional annual fee of $7,500 for their additional services, if any, in these capacities. The Company’s Lead Independent Director also receives an annual fee of $10,000. The Company reimburses all of its directors for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. No compensation is paid to directors who are “interested persons” of the Company, as such term is defined in the 1940 Act.

The following table shows information regarding the compensation paid by the Company to its directors for the year ended December 31, 2025 in their capacity as directors. No compensation was paid directly by the Company to any interested director or executive officer of the Company.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total(2)
Independent Directors
James J. Bottiglieri(3)	$124,500	None	$124,500
Jonathan J. Goodman	$109,500	None	$109,500
Edmund V. Mahoney(3)	$117,000	None	$117,000
Elaine A. Sarsynski(3)	$122,000	None	$122,000
Joseph J. Savage(3)	$114,500	None	$114,500
Kimberley A. O’Connor(4)	$109,542	None	$109,452
Interested Directors
Michael P. Balkin(3)	None	None	None
Gerald A. Michaud(5)	None	None	None
Robert D. Pomeroy, Jr.(3)	None	None	None

Total Compensation			$723,702

(1)	The amounts listed are amounts for the year ended December 31, 2025.
(2)

The Company did not award any portion of the fees earned by its directors in stock or options during the year ended December 31, 2025. The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

(3)

Each of James J. Bottiglieri, Edmund V. Mahoney, Elaine A. Sarsynski, Joseph J. Savage and Robert D. Pomeroy, Jr., are expected to resign from the Board in connection with the effectiveness of the Company’s merger with Monroe Capital Corporation.

(4)

On January 1, 2025, Ms. O’Connor was retained by the Board as a consultant. In that role, she received $30,000 of compensation. Ms. O’Connor’s position as a consultant to the Board terminated on June 5, 2025 upon her election to the Board.

(5)	On June 5, 2025, Gerald A. Michaud resigned from the Board.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship, as defined by the rules adopted by the SEC, existed during the year ended December 31, 2025 between any member of the Board or the Compensation Committee and an executive officer of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 3, 2026, certain ownership information with respect to the Company’s Common Stock, for those persons who directly or indirectly own, control or hold with the power to vote five percent (5%) or more of the Company’s outstanding Common Stock and all executive officers and directors, individually and as a group.

Name and Address(1)	Type of Ownership	Shares of Common Stock Owned	Percentage of Common Stock Outstanding
Independent Directors
Jonathan J. Goodman	Record/Beneficial	2,313	*
Kimberley A. O’Connor	Record/Beneficial	--	--
James J. Bottiglieri(2)	Record/Beneficial	18,342	*
Edmund V. Mahoney(2)	Record/Beneficial	8,864	*
Elaine A. Sarsynski(2)	Record/Beneficial	7,000	*
Joseph J. Savage(2)	Record/Beneficial	59,500	*
Interested Directors
Michael P. Balkin	Record/Beneficial	30,000	*
Robert D. Pomeroy, Jr.(2)	Record/Beneficial	212,570	*
Executive Officers
John C. Bombara	Record/Beneficial	18,808	*
Lynn D. Dombrowski	—	--	--
Paul G. Seitz	Record/Beneficial	600	*
Daniel R. Trolio	Record/Beneficial	3,075	*
All directors and executive officers as a group (12 persons)	Record/Beneficial	361,072	*

(1)	The address for each executive officer and director is c/o Horizon Technology Finance Management LLC, 312 Farmington Avenue, Farmington, Connecticut 06032.
(2)

Each of James J. Bottiglieri, Edmund V. Mahoney, Elaine A. Sarsynski, Joseph J. Savage and Robert D. Pomeroy, Jr., are expected to resign from the Board in connection with the effectiveness of the Company’s merger with Monroe Capital Corporation.

*	Less than one percent (1%).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Certain officers and employees of the Advisor serve as officers and directors of the Company. The Advisor and its officers and employees, in their roles at the Advisor, may be subject to certain potential conflicts of interest in connection with the Company’s activities and investments.

Under the Investment Management Agreement, the Advisor receives a management fee based on the Company’s gross assets less cash and cash equivalents and an incentive fee based on the Company’s performance. This fee structure creates potential conflicts of interest for the Advisor, such as creating an incentive for the Advisor to approve and cause the Company to make investments that may be more speculative than the Company would otherwise make in the absence of such fee structure. In addition, certain officers and employees of the Advisor may serve as officers, directors, members or principals of entities that operate in lines of business that are the same as, or similar to, those of the Company, or of other investment funds, accounts or investment vehicles managed by the Advisor. The Advisor may also have other clients with investment objectives that are similar to or different or competitive with the investment objectives of the Company. In serving in these capacities, the Advisor may have fiduciary obligations to other clients or investors that may conflict with the best interests of the Company and its Stockholders. The Advisor has put in place policies and procedures designed to manage potential conflicts of interest between its fiduciary obligations to the Company and its similar fiduciary obligations to other clients. An investment opportunity suitable for several clients of the Advisor and its affiliates may not be suitable for all of the clients of the Advisor and its affiliates due to the limited scale of such opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. There can be no assurance that the Advisor’s or its affiliates’ efforts to allocate an investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to the Company. Not all conflicts of interest can be expected to be resolved in the Company’s favor.

The Advisor may manage other investment vehicles with similar or overlapping investment strategies as the Company. The Advisor may provide the Company with an opportunity to co-invest with other investment vehicles managed by the Advisor and/or other investment vehicles managed by Monroe Capital LLC and/or its affiliates (collectively, “Monroe”). The Advisor may face potential conflicts of interest in the allocation of investment opportunities among the Company, other investment vehicles managed by the Advisor and/or other investment vehicles managed by Monroe. To address these conflicts, the Advisor complies with applicable laws, rules and regulations, including the 1940 Act and an order providing exemptive relief on co-investments granted by the SEC. It is the Advisor’s policy to allocate co-investment opportunities among the Company, the other investment vehicles managed by the Advisor and/or other investment vehicles managed by Monroe in a manner that is fair and equitable over time.

The Company expects to co-invest on a concurrent basis with other affiliates of the Company and the Advisor, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Company and the Advisor’s investment allocation procedures. On December 17, 2025, the Advisor, the Company and certain affiliated entities received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is the Advisor or an investment adviser controlling, controlled by or under common control with the Advisor, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “2025 Co-Investment Order”). The 2025 Co-Investment Order, which supersedes the co-investment order issued to the Monroe Capital platform on January 10, 2023, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Advisor (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2025 Co-Investment Order in allocations. Under the 2025 Co-Investment Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2025 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2025 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2025 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

The Company has also entered into Administration Agreement with the Advisor as Administrator. Under the Administration Agreement, the Company has agreed to reimburse the Administrator for the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the costs of compensation and related expenses of its Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement, the Administrator provides the Company with the office facilities and administrative services necessary to conduct the Company’s day-to-day operations. During the year ended December 31, 2025, expenses and fees incurred pursuant to the Administration Agreement totaled $1.5 million.

On August 7, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Monroe Capital Corporation, a Maryland corporation (“MRCC”), HMMS, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub will merge with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of the Company and, immediately thereafter, MRCC will merge with and into the Company, with the Company continuing as the surviving company (collectively, the “Mergers”). MRCC also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation, a Maryland corporation (“MCIP”), and MC Advisors, pursuant to which, subject to the satisfaction or waiver of the closing conditions set forth in the Asset Purchase Agreement, on the closing date of the transactions contemplated by the Asset Purchase Agreement (the “Closing Date”), MCIP will acquire all of MRCC’s investment assets and liabilities at fair value, as determined shortly before the Closing Date, for cash (the “Asset Sale” and together with the Merger, the “Transactions”). Under the Asset Purchase Agreement, the Asset Sale is contingent upon, and will become effective immediately prior to the effectiveness of, the Mergers.

The Advisor has granted the Company a non-exclusive, royalty-free license to use the name “Horizon Technology Finance.” The address of the Advisor and the Administrator is 312 Farmington Avenue, Farmington, Connecticut 06032.

The Advisor is a wholly owned subsidiary of MCH Holdco LLC, which is a wholly owned subsidiary of Monroe Capital Intermediate Holdings, LLC (“MCIH”). MCIH is (i) majority owned by Momentum US Bidco, LLC, which is majority owned by Momentum US Topco, LLC, which, in turn, is majority owned by WinvestCo S.A.S, which is wholly owned by Wendel S.E., and (ii) minority owned by Monroe Capital Investment Holdings, L.P. The Advisor, MCH Holdco LLC, MCIH, Monroe Capital Investment Holdings, L.P. and Wendel S.E. are affiliates of Monroe.

The Audit Committee, in consultation with the Company’s Chief Executive Officer, Chief Compliance Officer and outside legal counsel, has established a written policy to govern the review of potential related party transactions. The Audit Committee conducts quarterly reviews of any potential related party transactions and, during these reviews, if any, it also considers any conflicts of interest brought to its attention pursuant to the Company’s Code of Conduct or the Company’s or the Advisor’s Code of Ethics.

Director Independence

Nasdaq corporate governance rules require listed companies to have a board of directors with at least a majority of independent directors. Under Nasdaq corporate governance rules, in order for a director to be deemed independent, the Board must determine that the individual does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities. On an annual basis, each member of the Board is required to complete an independence questionnaire designed to provide information to assist the Board in determining whether the director is independent under Nasdaq corporate governance rules, the 1940 Act and the Company’s corporate governance guidelines. An independence questionnaire was completed by each member of the Board, and the Board has relied on such questionnaires in making the determination of independence for each member. Mr. Bottiglieri, Mr. Goodman, Mr. Mahoney, Ms. Sarsynski, Ms. O’Connor and Mr. Savage have each completed an annual independence questionnaire in connection with their service on the Board, and the Board has determined that each is independent under the listing standards of Nasdaq and the 1940 Act. The Company’s governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the Board, the Chair of the Nominating and Corporate Governance Committee and the Company’s Secretary of any change in circumstance that may cause his or her status as an Independent Director to change. The Board limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to Independent Directors.

Item 14. Principal Accounting Fees and Services

Fees to Auditors

RSM US LLP (“RSM”) has been selected as the independent registered public accounting firm to audit the consolidated financial statements of the Company and its subsidiaries at and during the Company’s year ending December 31, 2025. RSM was selected by the Audit Committee of the Company, and that selection was ratified by a majority of the Board, including all of the Independent Directors. The Company does not know of any direct or indirect financial interest of RSM in the Company.

The chart below sets forth the total amount billed to the Company by RSM for services performed for the years ended December 31, 2025 and 2024 and breaks down these amounts by category of service:

	For the fiscal year ended December 31,
	2025	2024
Audit Fees(1)	$873,085	$744,725
Audit-Related Fees(2)	$67,250	$73,500
Tax Fees(3)	$29,505	$38,140
Total	$969,840	$856,365

(1)

“Audit Fees” are fees billed by RSM for professional services rendered for the audits of the Company’s year-end financial statements and internal control over financial reporting, the review of the financial information included in the Company’s quarterly reports, and services that are normally provided by RSM in connection with statutory and regulatory filings. Of the Audit Fees billed for fiscal year ended December 31, 2025, $105,000 related to the Company’s Form N-2 Registration Statement filing during 2025. Of the Audit Fees billed for fiscal year ended December 31, 2024, $157,000 related to the Company’s Form N-2 Registration Statement filing during 2024.

(2)

“Audit-Related Fees” are fees billed by RSM for audit-related services and consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	“Tax Fees” are fees billed by RSM for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance.

Pre-Approval Policies and Procedures

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM. The policy requires that the Audit Committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. All services represented by the amount under “Audit-Related Fees” and “Tax Fees” in the table above were approved by the Audit Committee in accordance with such policy.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

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

3.1

Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit (a) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010).

3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on February 26, 2024)

4.1	Form of Specimen Certificate (Incorporated by reference to Exhibit (d) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010).

4.2

Indenture, dated as of March 23, 2012, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 2 to the Registration Statement on Form N‑2, File No. 333‑178516, filed on March 23, 2012).

4.3

Fourth Supplemental Indenture, dated as of June 15, 2022, between the Company and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on June 15, 2022).

4.4	Form of 6.25% Notes due 2027 (included as part of Exhibit 4.3).

4.5	Description of Securities (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed March 4, 2025).

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

10.2	Form of Custodial Agreement (Incorporated by reference to Exhibit (j) of the Company’s Pre-effective Amendment No. 3 to the Registration Statement on Form N‑2, filed on July 19, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit (k)(1) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010).

10.4

Trademark License Agreement by and between the Company and Horizon Technology Finance Management LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed March 4, 2025).

10.5	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) of the Company’s Pre-effective Amendment No. 2 to the Registration Statement on Form N‑2, filed on July 2, 2010).

10.6

Amended and Restated Loan and Security Agreement, dated as of November 4, 2013, by and among Horizon Credit II LLC, as the borrower, the Lenders that are signatories thereto, as the lenders, and Key Equipment Finance Inc., as the arranger and the agent (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10‑K, filed on March 11, 2014).

10.7

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of August 12, 2015, by and among Horizon Credit II LLC, as the borrower, Alostar Bank of Commerce, as lender, and KeyBank National Association, as lender, arranger and agent (Incorporated by reference to Exhibit (k)(13) of Pre-effective Amendment No. 3 to the Company’s Registration Statement on Form N‑2, filed on August 19, 2015).

10.8

Agreement Regarding Loan Assignment and Related Matters, dated as of November 4, 2013, by and among Horizon Credit II LLC, Wells Fargo Capital Finance, LLC and Key Equipment Finance Inc. (Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10‑K, filed on March 11, 2014).

10.9

Joinder Agreement, dated April 27, 2016, by and among MUFG Union Bank, N.A., as lender, KeyBank National Association as agent, Horizon Credit II LLC, as borrower, and the Company, as servicer (Incorporated by reference to Exhibit (k)(11) to the Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form N‑2, File No. 333‑201886, filed on June 10, 2016).

10.10

Amendment No. 2 to Amended and Restated Loan Agreement, dated as of April 6, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.01 of the Quarterly Report on Form 10‑Q of the Company, filed on May 1, 2018)

10.11

Horizon Secured Loan Fund I LLC Limited Liability Company Agreement dated June 1, 2018, by and between the Company and Arena Sunset SPV, LLC (Incorporated by reference to Exhibit (k)(9) to the Company’s Registration Statement on Form N‑2, File No. 333‑225698, filed on June 18, 2018).

10.12

Amendment No. 3 to Amended and Restated Loan Agreement, dated as of December 28, 2018, by and among Horizon Credit II LLC, as the borrower, State Bank and Trust Company (successor by merger to AloStar Bank of Commerce), as lender, MUFG Union Bank, N.A., as lender, and KeyBank National Association (successor by merger to Key Equipment Finance Inc.) as lender, arranger, and agent (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10‑K, filed on March 5, 2019).

10.13

Sale and Servicing Agreement, dated as of June 1, 2018, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as servicer, and U.S. Bank National Association, as trustee, backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 26, 2020).

10.14

Amendment No. 1 to Sale and Servicing Agreement, dated as of June 19, 2019, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as servicer, and U.S. Bank National Association, as trustee, backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 26, 2020).

10.15

Amendment No. 2 to Sale and Servicing Agreement, dated as of June 5, 2020, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as servicer, and U.S. Bank National Association, as trustee, backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 26, 2020).

10.16

Amended and Restated Note Funding Agreement, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on June 26, 2020).

10.17

Indenture, dated as of June 1, 2018, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association, as trustee and securities intermediary (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on June 26, 2020).

10.18

Supplemental Indenture, dated as of June 5, 2020, by and between Horizon Funding I, LLC, the issuer, and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on June 26, 2020).

10.19

Amendment No. 7 to the Amended and Restated Loan Agreement, dated as of June 29, 2020, by and among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 30, 2020).

10.20

Second Amended and Restated Loan and Security Agreement, dated as of June 22, 2021, by and among Horizon Credit II LLC, as borrower, the Lenders party thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on June 23, 2021).

10.21

Second Amended and Restated Sale and Servicing Agreement, dated as of June 22, 2021, by and among Horizon Credit II LLC, as the buyer, the Company, as the originator and the servicer, Horizon Technology Finance Management LLC, as the sub-servicer, U.S. Bank National Association, as the collateral custodian and backup servicer, and KeyBank National Association, as the agent (Incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K, filed on June 23, 2021).

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

10.31

Amendment No. 5 to Sale and Servicing Agreement, dated as of May 6, 2024, by and among Horizon Funding I, LLC, as issuer, Horizon Secured Loan Fund I LLC, as originator and seller, the Company, as, the servicer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on May 10, 2024).

10.32

Fourth Amended and Restated Note Funding Agreement, dated as of May 6, 2024, by and among Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on May 10, 2024).

10.33

Fourth Supplemental Indenture, dated as of May 7, 2024, by and among Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on May 10, 2024).

10.34

Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 20, 2024, by and among Horizon Credit II LLC, as borrower, the lenders that are signatories thereto, and KeyBank National Association, as arranger and agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 21, 2024).

10.35

Amendment No. 2 to Second Amended and Restated Sale and Servicing Agreement, dated as of June 20, 2024, by and among Horizon Credit II LLC, as buyer, the Company, as originator and servicer, Horizon Technology Finance Management LLC, as sub-servicer, U.S. Bank National Association, as collateral custodian and backup servicer, and KeyBank National Association, as agent (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed on June 21, 2024).

10.36

Indenture, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as securities intermediary (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 24, 2024).

10.37

Note Funding Agreement, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 24, 2024).

10.38

Sale and Servicing Agreement, dated as of June 21, 2024, by and among Horizon Funding II, LLC, as issuer, the Company, as originator, seller and servicer, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank National Association, as backup servicer, lockbox bank, custodian and securities intermediary (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on June 24, 2024).

10.39

Note Purchase Agreement, dated as of October 17, 2024, by and among the Company and the Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 18, 2024).

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

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10 K, filed on February 28, 2023).

19	Insider Trading Policy (Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed March 4, 2025).

21**	List of Subsidiaries.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a).

31.2**	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a).

31.3*	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a).

31.4*	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a‑14(a) and 15d‑14(a).

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: April 30, 2026	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer