Form 10-Q
period 2026-03-31
Horizon Technology Finance Corp
filed 2026-05-05
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of May 5, 2026 was 68,261,111.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2027	HTFC	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $668,376 and $616,236, respectively)	$631,495	$584,100
Non-controlled affiliate investments at fair value (cost of $89,941 and $89,033, respectively) (Note 5)	64,202	63,144
Total investments at fair value (cost of $758,317 and $705,269, respectively) (Note 4)	695,697	647,244
Cash	34,489	105,519
Investments in money market funds	36,139	34,711
Restricted investments in money market funds	2,634	2,463
Interest receivable	12,742	12,086
Other assets	9,946	9,081
Total assets	$791,647	$811,104

Liabilities
Borrowings (Note 7)	$447,166	$473,027
Distributions payable	2,872	15,053
Base management fee payable (Note 3)	1,041	975
Incentive fee payable (Note 3)	1,765	—
Other accrued expenses	4,940	3,547
Total liabilities	457,784	492,602

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 48,027,471 and 45,781,280 shares issued and 47,860,006 and 45,613,815 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	53	51
Paid-in capital in excess of par	575,167	559,355
Distributable loss	(241,357)	(240,904)
Total net assets	333,863	318,502
Total liabilities and net assets	$791,647	$811,104
Net asset value per common share	$6.98	$6.98

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2026	2025
Investment income
From non-affiliate investments:
Interest income	$21,073	$23,438
Payment-in-kind (“PIK”) interest income	437	77
Fee income	997	1,062
From non-controlled affiliate investments:
PIK interest income	841	—
Interest income	731	—
From controlled affiliate investments:
PIK interest income	—	208
Interest reversal	—	(269)
Total investment income	24,079	24,516
Expenses
Interest expense	8,179	8,681
Base management fee (Note 3)	3,120	3,180
Performance based incentive fee (Note 3)	1,765	—
Administrative fee (Note 3)	640	406
Professional fees	757	725
General and administrative	380	427
Total expenses	14,841	13,419
Net investment income before excise tax	9,238	11,097
Provision for excise tax	267	378
Net investment income	8,971	10,719
Net realized and unrealized loss
Net realized (loss) gain on non-affiliate investments	(161)	1
Net realized (loss) gain on investments	(161)	1
Net realized loss on extinguishment of debt	(1,432)	—
Net realized (loss) gain	(1,593)	1
Net unrealized depreciation on non-affiliate investments	(4,750)	(12,037)
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	150	(2)
Net unrealized depreciation on controlled affiliate investments	—	(20,117)
Net unrealized depreciation on investments	(4,600)	(32,156)
Net realized and unrealized loss	(6,193)	(32,155)
Net increase (decrease) in net assets resulting from operations	$2,778	$(21,436)
Net investment income per common share - basic	$0.19	$0.27
Net investment income per common share - diluted	$0.19	$0.27
Net increase (decrease) in net assets resulting from operations per common share - basic	$0.06	$(0.53)
Net increase (decrease) in net assets resulting from operations per common share - diluted (1)	$0.06	$(0.53)
Weighted average shares outstanding - basic	47,316,637	40,223,393
Weighted average shares outstanding - diluted	47,316,637	40,223,393
Distributions declared per share	$0.18	$0.33

(1)	For the three months ended March 31, 2026 and 2025, the impact of the hypothetical conversion of Convertible Notes would have been antidilutive to net increase (decrease) in net assets resulting from operations per common share (Note 11).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2024	39,875,847	44	518,200	(182,061)	$336,183
Issuance of common stock, net of offering costs	404,305	1	3,601	—	3,602
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	10,719	10,719
Net realized gain on investments	—	—	—	1	1
Net unrealized depreciation on investments	—	—	—	(32,156)	(32,156)
Issuance of common stock under dividend reinvestment plan	51,810	—	484	—	484
Distributions declared	—	—	—	(13,376)	(13,376)
Balance at March 31, 2025	40,331,962	45	522,285	(216,873)	305,457

Balance at December 31, 2025	45,613,815	$51	$559,355	$(240,904)	318,502
Issuance of common stock, net of offering costs	—	—	10	—	10
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	8,971	8,971
Net realized loss on investments	—	—	—	(161)	(161)
Net realized loss on extinguishment of debt	—	—	—	(1,432)	(1,432)
Net unrealized depreciation on investments	—	—	—	(4,600)	(4,600)
Issuance of common stock under dividend reinvestment plan	127,941	—	721	—	721
Issuance of common stock in extinguishment of debt	2,118,250	2	15,081	—	15,083
Distributions declared	—	—	—	(3,231)	(3,231)
Balance at March 31, 2026	47,860,006	$53	$575,167	$(241,357)	$333,863

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,778	$(21,436)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of debt issuance costs	567	653
Net realized loss (gain) on investments	161	(1)
Net realized loss on extinguishment of debt	1,432	—
Net unrealized depreciation on investments	4,600	32,156
Purchase of investments	(90,004)	(73,689)
Principal payments received on investments	38,048	50,745
PIK interest on investments	(1,278)	(285)
Proceeds from sale of investments	104	1
Warrants received in settlement of fee income	—	(5)
Accrued interest converted to common stock	32	—
Changes in assets and liabilities:
Increase in interest receivable	(977)	(931)
Decrease in end-of-term payments	321	1,111
Decrease in unearned income	(84)	(584)
(Increase) decrease in other assets	(1,051)	125
Increase (decrease) in other accrued expenses	1,393	(1,033)
Increase (decrease) in base management fee payable	66	(12)
Increase in incentive fee payable	1,765	—
Net cash used in operating activities	(42,127)	(13,185)
Cash flows from financing activities:
Repayment of 2022 Asset-Backed Notes	—	(16,070)
Repayment of 2026 Notes	(57,500)	—
Proceeds from issuance of common stock, net of offering costs	10	3,602
Advances on Credit Facilities	45,000	15,000
Debt issuance costs	(124)	(10)
Distributions paid	(14,690)	(12,741)
Net cash used in financing activities	(27,304)	(10,219)
Net decrease in cash, cash equivalents and restricted cash	(69,431)	(23,404)
Cash, cash equivalents and restricted cash:
Beginning of period	142,693	100,868
End of period	$73,262	$77,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,416	$7,962
Supplemental non-cash operating and financing activities:
Refinanced debt investment balances	$30,000	$28,750
Warrant investments received and recorded as unearned income	$913	$160
Debt converted to common stock	$15,050	$—
Distributions payable	$2,872	$13,310
End-of-term payments receivable	$9,421	$12,417
Non-cash income	$2,762	$2,009

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	March 31,
	2026	2025
Cash	$34,489	$33,033
Investments in money market funds	36,139	40,968
Restricted investments in money market funds	2,634	3,463
Total cash, cash equivalents and restricted cash	$73,262	$77,464

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 189.2% (8)
Non-Affiliate Debt Investments — 181.9% (8)
Non-Affiliate Debt Investments — Life Science — 97.3% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	$10,000	$9,955	$9,955
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,500	5,475	5,475
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,977	4,977
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,977	4,977
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	11.47%		Prime	4.72%	9.75%	—	5.00%	May 1, 2026	417	416	416
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,000	3,988	3,988
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,000	3,988	3,988
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,000	3,988	3,988
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,000	3,988	3,988
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	7.67	%(11)	1-month SOFR	4.00%	6.00%	—	—	February 27, 2031	10,375	10,168	10,168
Pelthos Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	10,000	9,785	9,785
		Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	10,000	9,785	9,785
		Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	5,000	4,893	4,893
		Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	5,000	4,893	4,893
Provivi, Inc. (2)(12)(13)	Biotechnology	Term Loan	12.11%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,822	1,561	886
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,822	1,561	886
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	911	778	442
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	911	777	442
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	911	777	441
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	911	777	441

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Avive Solutions, Inc. (2)(12)	Medical Device	Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	5,000	4,929	4,929
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	5,000	4,929	4,929
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,464	2,464
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,464	2,464
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,464	2,464
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,464	2,464
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,837	4,837
		Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,957	4,957
		Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	3,966	3,966
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.07%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,793	2,793
		Term Loan	13.07%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,793	2,793
Hyperfine, Inc. (2)(5)(12)	Medical Device	Term Loan	11.00%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,611	4,611
		Term Loan	11.00%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,909	4,909
		Term Loan	11.00%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,909	4,909
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,941	4,941
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,941	4,941
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,941	4,941
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,384	2,384
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,434	2,434
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,714	3,714
		Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,714	3,714
MML US, Inc. (2)(12)	Medical Device	Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,584	2,464	2,464
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,584	2,564	2,564
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,168	5,127	5,127
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,168	5,127	5,127
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,129	5,087	5,087
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,129	5,087	5,087
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,882	9,882
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,882	9,882
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,941	4,941
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,941	4,941
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	October 1, 2030	5,000	4,930	4,930
Ossio, Inc. (2)(12)	Medical Device	Term Loan	10.00	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	12,549	12,365	12,365
		Term Loan	10.00	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	7,530	7,420	7,420
		Term Loan	10.00	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	2,501	2,463	2,463
Scientia Vascular, Inc. (2)(12)	Medical Device	Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,895	9,895
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	10,000	9,895	9,895
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	5,000	4,948	4,948
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	1,500	1,484	1,484
		Term Loan	10.25%		Prime	2.75%	10.25%	—	4.00%	July 1, 2030	3,500	3,460	3,460
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	10,000	9,749	9,749
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	10,000	9,849	9,849
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	3,750	3,693	3,693
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	3,750	3,693	3,693
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	2,500	2,462	2,462
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	2,500	2,462	2,462

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,942	4,942
		Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,200	4,200
		Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,200	4,200
		Term Loan	12.00%	Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,471	2,471
Total Non-Affiliate Debt Investments — Life Science											327,748	325,055
Non-Affiliate Debt Investments — Sustainability — 1.5% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,401	2,401
		Term Loan	12.00%	Prime	4.00%	12.00%	—	5.00%	May 1, 2029	2,500	2,473	2,473
Total Non-Affiliate Debt Investments — Sustainability											4,874	4,874

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Technology — 59.7% (8)
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.75%	Prime	5.00%	5.00%	—	16.79%	March 1, 2027	1,111	1,016	1,016
		Term Loan	11.75%	Prime	5.00%	5.00%	—	16.79%	March 1, 2027	1,667	1,533	1,533
		Term Loan (17)	10.50%	Prime	3.50%	10.50%	—	12.56%	February 1, 2028	3,375	1,915	3,374
		Term Loan	10.50%	Prime	3.50%	10.50%	—	12.56%	February 1, 2028	2,813	2,809	2,809
		Term Loan	10.50%	Prime	3.50%	10.50%	—	12.56%	February 1, 2028	2,813	2,809	2,809
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.25%	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,771	2,441
		Term Loan (17)	10.25%	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	1,286	2,361
Apkudo, Inc. (2)(12)	Software	Term Loan	11.25%	Prime	4.25%	11.25%	—	3.00%	October 1, 2029	5,000	4,914	4,914
		Term Loan	11.25%	Prime	4.25%	11.25%	—	3.00%	October 1, 2029	5,000	4,914	4,914
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	10.50%	Prime	3.75%	10.25%	—	3.00%	January 1, 2031	10,000	9,837	9,837
		Term Loan	10.50%	Prime	3.75%	10.25%	—	3.00%	January 1, 2031	7,500	7,415	7,415
		Term Loan	10.50%	Prime	3.75%	10.25%	—	3.00%	January 1, 2031	2,500	2,472	2,472
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,919	4,919
		Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,938	4,938
		Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,938	4,938
		Term Loan	12.00%	Prime	4.50%	12.00%	—	4.00%	January 1, 2029	2,000	1,972	1,972
Dropoff, Inc. (2)(12)	Software	Term Loan (17)	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	7,850	2,450	4,421
		Term Loan	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,804	6,795	3,826
		Term Loan	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	6,280	6,272	3,531
		Term Loan	13.25%	Prime	6.50%	9.75%	—	3.50%	June 1, 2026	2,617	2,616	1,473
HappyCo, Inc. (2)(12)	Software	Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,972	2,972
		Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,972	2,972
		Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	2,000	1,980	1,980
		Term Loan	11.13%	Prime	3.75%	11.00%	—	2.75%	February 1, 2030	2,000	1,977	1,977

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	10.25%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	15,000	14,625	14,625
		Term Loan	10.25%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	7,500	7,312	7,312
		Term Loan	10.25%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	7,500	7,312	7,312
MasteryPrep, LLC (2)(12)	Software	Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,387	7,387
		Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,437	7,437
Mirantis, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,306	4,270	4,270
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,306	4,270	4,270
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,306	4,270	4,270
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	4,306	4,270	4,270
Samba TV, Inc. (2)(12)	Software	Term Loan	10.25	%(11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	10,039	9,823	9,823
		Term Loan	10.25	%(11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	7,529	7,424	7,424
		Term Loan	10.25	%(11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	5,019	4,949	4,949
		Term Loan	10.25	%(11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	2,510	2,475	2,475
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,496	2,254
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,500	3,495	3,156
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,500	2,496	2,254
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,500	1,498	1,353
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,988	4,505
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,348	2,314	2,314
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,348	2,314	2,314
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,348	2,301	2,301
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,348	2,301	2,301
Viken Detection Corporation (2)(12)	Software	Term Loan	11.75%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	2,500	2,487	2,487
		Term Loan	11.75%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	1,250	1,244	1,244
		Term Loan	11.75%		Prime	4.00%	11.75%	—	3.50%	June 1, 2027	1,250	1,244	1,244
Total Non-Affiliate Debt Investments — Technology												203,494	199,365

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Healthcare information and services — 23.4% (8)
BrightInsight, Inc. (2)(12)	Software	Term Loan (17)	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	5,500	2,905	4,400
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	6,417	6,403	5,123
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,202	2,561
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,202	2,561
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,750	2,734	2,188
		Term Loan (17)	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,250	1,277	1,800
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	10,000	9,948	9,948
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,974	4,974
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,974	4,974
		Term Loan	11.75%	Prime	3.50%	11.75%	—	4.00%	October 1, 2027	5,000	4,974	4,974
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,657	3,657
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,707	3,707
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,414	7,414
Hometeam Technologies, Inc. (2)(12)(13)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,958
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,958
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,731	3,917
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,958
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,958
Total Non-Affiliate Debt Investments — Healthcare information and services											83,226	78,030
Total Non- Affiliate Debt Investments											$619,342	$607,324

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 5.0% (8)
Non-Affiliate Warrants — Life Science — 2.1% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	149	$311	$—
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock Warrant	400,000	5	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	13,821	372	177
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	410
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	134,614	138	74
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	178,631	93	4
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	381,625	161	—
Pelthos Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	65,488	369	201
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	—
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	454,544	266	6
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	434
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,335
Avive Solutions, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,434,720	86	86
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	—
Ceribell, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	89,903	147	892
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	61,170	—	4
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,152,669	162	2
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	13,203,395	268	—
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	468
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	62
Hyperfine, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	562,500	173	102
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	8,488,456	361	709

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	900,043	194	325
Meditrina, Inc. (12)	Medical Device	Preferred Stock Warrant	233,993	83	96
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	103,172	47	89
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	203
Ossio, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	34,066	116	116
Scientia Vascular, Inc (2)(12)	Medical Device	Common Stock Warrant	24,000	60	101
Scientia Vascular, Inc (2)(12)	Medical Device	Preferred Stock Warrant	49,157	206	734
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	5,592,571	443	197
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	27,139	65	1
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	45,101	109	16
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	379	113
Total Non-Affiliate Warrants — Life Science				6,258	6,957
Non-Affiliate Warrants — Sustainability — 0.0% (8)
SparkCharge, Inc. (2)(12)	Alternative Energy	Preferred Stock Warrant	2,264,151	45	37
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	2
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	122,717	53	47
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	66,605	185	28
Total Non-Affiliate Warrants — Sustainability				297	114
Non-Affiliate Warrants — Technology — 2.8% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	2,654	50	38
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	2,737
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	7
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	224,712	57	77
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	42
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	13,068	80	59
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	71,014	538	771
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,633,929	3,463	3,510
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	500	41	48
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	65
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,833	325	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	—
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	44
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	177
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	67
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,316	162	—
Liqid, Inc. (2)(12)	Networking	Common Stock Warrant	344,102	364	—
Apkudo, Inc. (2)(12)	Software	Preferred Stock Warrant	31,848	97	46
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	194,570	137	451
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	260,972	138	178
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	723,228	455	—
HappyCo, Inc. (2)(12)	Software	Preferred Stock Warrant	96,228	26	20
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	—
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	202,616	57	87
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	425

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	2
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	86
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	177	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	45
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	—
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	144
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	316
Total Non-Affiliate Warrants — Technology				8,167	9,442
Non-Affiliate Warrants — Healthcare information and services — 0.1% (8)
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	326,640	144	72
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	232,871	168	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	163	100
Total Non-Affiliate Warrants — Healthcare information and services				666	172
Total Non-Affiliate Warrants				$15,388	$16,685
Non-Affiliate Other Investments — 0.7% (8)
Non-Affiliate Other Investments — Life Science — 0.7% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Royalty Agreement		$5,073	$—
Aerobiotix, LLC (12)	Medical Device	Royalty Agreement		1,372	1,827
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,083	351
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,330	—
Total Non-Affiliate Other Investments — Life Science				14,858	2,178
Non-Affiliate Other Investments — Technology — 0.0% (8)
Better Place Forests Co. (12)(16)	Consumer-related Technologies	Other Investment		10,149	—
Total Non-Affiliate Other Investments — Technology				10,149	—
Total Non-Affiliate Other Investments				$25,007	$2,178
Non-Affiliate Equity — 1.6% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock	66,170	$14	$5
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	204
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	217
Emalex Biosciences, Inc. (12)	Biotechnology	Preferred Stock	47,461	545	656
Axiom Space Holdings, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	16,247,754	976	975
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	2,119,272	500	500
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	21
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	—
Kodiak Robotics, Inc. (2)(5)	Software	Common Stock	338,798	3,100	2,351
Total Non-Affiliate Equity				$8,639	$5,308
Total Non-Affiliate Portfolio Investment Assets				$668,376	$631,495

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 19.2% (8)
Non-Controlled Affiliate Debt Investments — 11.5% (8)
Hound Labs II, LLC (12)	Diagnostics	Term Loan	12.75	% (11)	Prime	6.00%	9.25%	—	—	July 1, 2027	$7,008	$7,008	$6,809
NextCar Holding Company, Inc. (12)(14)	Consumer-related Technologies	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	March 31, 2026	2,024	2,024	1,005
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	790	830	—
		Term Loan (17)	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	304	172	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan (17)	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	5,402	583	5,402
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	3,601	3,557	3,557
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	1,801	1,778	1,778
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	3,601	3,556	3,556
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	1,801	1,778	1,778
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	3,601	3,554	3,554
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	1,801	1,777	1,777
		Revolver	11.75%		Prime	5.00%	9.75%	—	—	November 26, 2026	5,000	5,000	5,000
		Revolver	11.75%		Prime	5.00%	9.75%	—	—	November 26, 2026	5,000	4,089	4,089
Total Non-Controlled Affiliate Debt Investments												35,706	38,305

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Controlled Affiliate Other Investments — 0.4% (8)
Evelo Holdings, Inc. (2)(5)(12)(15)	Biotechnology	Other Investment		20,092	1,486
Total Non-Controlled Affiliate Other Investments				20,092	1,486
Non-controlled Affiliate Equity — 7.3% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Hound Labs II, LLC (12)	Diagnostics	Preferred Stock	4,769	4,764	4,764
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	—	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	168,377	9,751	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock	4,274,555	1,292	1,292
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock	1,964,733	13,209	18,355
Total Non-Controlled Affiliate Equity				34,016	24,411
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$89,941	$64,202
Total Portfolio Investment Assets — 208.4% (8)				$758,317	$695,697

Short Term Investments - Unrestricted Investments - 10.8% (8)
US Bank Money Market Deposit Account	36,139	36,139
Total Short Term Investments - Unrestricted Investments	$36,139	$36,139

Short Term Investments - Restricted Investments - 0.8% (8)
US Bank Money Market Deposit Account	2,634	2,634
Total Short Term Investments - Restricted Investments	$2,634	$2,634

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  March 31, 2026 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of March 31, 2026, 0.6% and 0.0% the Company's total assets on a cost and fair value basis, respectively, are in non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Investment has a PIK feature in which the accrued interest or a portion of the accrued interest is added to the then-outstanding principal amount of the investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of March 31, 2026.
(14)	Debt investment is on non-accrual status as of March 31, 2026 and interest payments will be recognized as income on a cash basis.
(15)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment".
(16)	The investment originally consisted of debt investments in Better Place Forests Co. (“Better Place”). On April 30, 2025, Better Place transferred ownership of all of its right, title and interest in and to all of its tangible and intangible assets to Better Place ABC, LLC, a California limited liability company (“BP ABC”) and BP ABC sold a portion of such assets to Memorial Forests Foundation in consideration for, among other things, the assumption of certain liabilities of BP ABC. The Company has a first priority security interest in the remaining assets of BP ABC, including certain rights to employee retention tax credits, so if any payments are received by BP ABC, the Company will receive a portion of the proceeds from the same, until such time, if ever, that all of the obligations of BP ABC to the Company are repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment".
(17)	On August 6, 2025, the Company purchased a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by Waterfall Asset Management (“WAM”), for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and the Advisor (as defined in Note 1) had previously entered into Master Program Agreement in March 2023 whereby the Advisor offered WAM the opportunity to participate, as a co-lender with the Company, in debt investments originated by the Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 183.3% (8)
Non-Affiliate Debt Investments — 175.4% (8)
Non-Affiliate Debt Investments — Life Science — 85.2% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	$10,000	$9,947	$9,947
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,500	5,471	5,471
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,974	4,974
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,974	4,974
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	11.47%		Prime	4.72%	9.75%	—	5.00%	May 1, 2026	1,667	1,665	1,665
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	4,250	4,237	4,237
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	7.87%	(11)	1-month SOFR	4.00%	6.00%	—	—	February 27, 2031	10,298	10,086	10,086
Provivi, Inc. (2)(12)(13)	Biotechnology	Term Loan	12.11%	(11)	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,906	1,683	924
		Term Loan	12.11%	(11)	Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,906	1,683	924
		Term Loan	12.11%	(11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460
		Term Loan	12.11%	(11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460
		Term Loan	12.11%	(11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460
		Term Loan	12.11%	(11)	Prime	5.36%	9.50%	—	4.31%	January 1, 2027	953	838	460

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 5.2% (8)
Non-Affiliate Warrants — Life Science — 2.2% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	149	$311	$—
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock Warrant	400,000	5	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	13,821	372	274
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	110,402	176	447
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	134,614	138	13
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	178,631	93	4
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	381,625	161	—
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	—
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	454,544	266	6
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	691
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,333
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	—
Ceribell, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	89,903	147	1,205
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	61,170	—	2
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,152,669	162	3
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	13,203,395	268	—
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	462
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	20
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	8,488,456	361	705

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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	2
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	86
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	186,235	177	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	45
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	—
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	169
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	314
xAd, Inc. (2)(12)	Software	Preferred Stock Warrant	4,343,348	177	—
Total Non-Affiliate Warrants — Technology				8,344	9,404
Non-Affiliate Warrants — Healthcare information and services — 0.0% (8)
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	326,640	144	39
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	232,871	168	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	163	98
Total Non-Affiliate Warrants — Healthcare information and services				666	137
Total Non-Affiliate Warrants				14,741	16,648
Non-Affiliate Other Investments — 0.6% (8)
Non-Affiliate Other Investments — Life Science — 0.6% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Royalty Agreement		5,073	—
Aerobiotix, LLC (12)	Medical Device	Royalty Agreement		1,498	1,574
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,116	384
Robin Healthcare, Inc. (2)(12)	Medical Device	Royalty Agreement		7,330	—
Total Non-Affiliate Other Investments — Life Science				15,017	1,958
Non-Affiliate Other Investments — Technology — 0.0% (8)
Better Place Forests Co. (12)(16)	Consumer-related Technologies	Other Investment		10,149	—
Total Non-Affiliate Other Investments — Technology				10,149	—
Total Non-Affiliate Other Investments				25,166	1,958
Non-Affiliate Equity — 2.1% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock	66,170	14	11
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	271
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	217
Emalex Biosciences, Inc. (12)	Biotechnology	Preferred Stock	47,461	545	656
Axiom Space Holdings, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	16,247,754	976	975
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	2,119,272	500	500
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	7
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	—
Kodiak Robotics, Inc. (2)(5)	Software	Common Stock	338,798	3,100	3,700
Total Non-Affiliate Equity				$8,639	$6,716
Total Non-Affiliate Portfolio Investment Assets				$616,236	$584,100

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 19.9% (8)
Non-Controlled Affiliate Debt Investments — 11.7% (8)
Hound Labs II, LLC (12)	Diagnostics	Term Loan	12.75%	(11)	Prime	6.00%	9.25%	—	—	July 1, 2027	$6,789	$6,789	$6,605
NextCar Holding Company, Inc. (12)(14)	Consumer-related Technologies	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	March 31, 2026	2,266	2,266	1,079
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	790	826	—
		Term Loan (17)	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	304	172	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Term Loan (17)	11.75%	(11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	5,246	428	5,246
		Term Loan	11.75%	(11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,497	3,447	3,447
		Term Loan	11.75%	(11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,749	1,724	1,724
		Term Loan	11.75%	(11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,497	3,447	3,447
		Term Loan	11.75%	(11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,749	1,723	1,723
		Term Loan	11.75%	(11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	3,497	3,445	3,445
		Term Loan	11.75%	(11)	Prime	4.50%	11.75%	—	2.75%	September 1, 2028	1,749	1,722	1,722
		Revolver	11.75%		Prime	5.00%	9.75%	—	—	November 26, 2026	5,000	5,000	5,000
		Revolver	11.75%		Prime	5.00%	9.75%	—	—	November 26, 2026	5,000	3,809	3,809
Total Non-Controlled Affiliate Investments												34,798	37,247

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Controlled Affiliate Other Investments — 0.5% (8)
Evelo Holdings, Inc. (2)(5)(12)(15)	Biotechnology	Other Investment		20,092	1,486
Total Non-Controlled Affiliate Other Investments				20,092	1,486
Non-controlled Affiliate Equity — 7.7% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Hound Labs II, LLC (12)	Diagnostics	Preferred Stock	4,769	4,764	4,764
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	—	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	168,377	9,751	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock	4,274,555	1,292	1,292
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock	1,964,733	13,209	18,355
Total Non-Controlled Affiliate Equity				34,016	24,411
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$89,033	$63,144
Total Portfolio Investment Assets — 203.2% (8)				$705,269	$647,244

Short Term Investments - Unrestricted Investments - 8.1% (8)
US Bank Money Market Deposit Account	34,711	34,711
Total Short Term Investments - Unrestricted Investments	$34,711	$34,711

Short Term Investments - Restricted Investments - 1.0% (8)
US Bank Money Market Deposit Account	2,463	2,463
Total Short Term Investments - Restricted Investments	$2,463	$2,463

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

(1)	All investments of the Company are in entities which are organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility and/or the Nuveen Facility.
(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
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

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)	As of December 31, 2025, 0.0% of the Company's total assets on a cost and fair value basis are in non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(10)	ETPs are contractual fixed-interest payments due in cash at the maturity date of the applicable debt investment, including upon any prepayment, and are a fixed percentage of the original principal balance of the debt investments unless otherwise noted. Interest will accrue during the life of the debt investment on each ETP and will be recognized as non-cash income until it is actually paid. Therefore, a portion of the incentive fee the Company may pay its Advisor will be based on income that the Company has not yet received in cash.
(11)	Debt investment has a PIK feature in which the accrued interest is added to the then-outstanding principal amount of the debt investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of December 31, 2025.
(14)	Debt investment is on non-accrual status as of December 31, 2025 and interest payments will be recognized as income on a cash basis.
(15)	The investment originally consisted of debt investments in Evelo. Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo, as well as certain assets it seeks to sell. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings or other assets are sold, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment”.
(16)	The investment originally consisted of debt investments in Better Place. On April 30, 2025, Better Place transferred ownership of all of its right, title and interest in and to all of its tangible and intangible assets to BP ABC and BP ABC sold a portion of such assets to Memorial Forests Foundation in consideration for, among other things, the assumption of certain liabilities of BP ABC. The Company has a first priority security interest in the remaining assets of BP ABC, including certain rights to employee retention tax credits, so if any payments are received by BP ABC, the Company will receive a portion of the proceeds from the same, until such time, if ever, that all of the obligations of BP ABC to the Company are repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment".
(17)	On August 6, 2025, the Company purchased this investment as a part of a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by WAM, for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and the Advisor (as defined in Note 1) had previously entered into Master Program Agreement in March 2023 whereby the Advisor offered WAM the opportunity to participate, as a co-lender with the Company, in debt investments originated by the Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.

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

On April 14, 2026, the Company completed its previously announced merger with Monroe Capital Corporation (“MRCC”), HMMS, Inc. (“Merger Sub”), Monroe Capital BDC Advisors, LLC, and the Advisor, pursuant to the Agreement and Plan of Merger, dated as of August 7, 2025 (the “Merger Agreement”). Pursuant to the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of the Company, and, immediately thereafter, MRCC merged  into the Company, with the Company continuing as the surviving company (collectively, the “Mergers”). MRCC also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation (“MCIP”), and MC Advisors, pursuant to which, MCIP acquired all of MRCC’s investment assets and liabilities at fair value, for cash (the “Asset Sale” and together with the Merger, the “Transactions”).

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

The Company, together with a former co-lender to IMV, established HIMV LLC, a Delaware limited liability company to purchase and sell the assets of IMV, a past borrower of the Company. The assets of IMV were sold for (i) the right to receive certain payments, if any, in connection with the potential future development and licensing of the assets sold and (ii) equity in the buyer of such assets. HIMV LLC was 70% owned by the Company and 30% owned by a third-party co-lender. On August 6, 2025, the Company purchased its co-lender’s interest in HIMV LLC. As of August 6, 2025, the Company owns 100% of HIMV LLC and HIMV LLC is consolidated in the financial statements of the Company. The Company dissolved HIMV LLC on January 27, 2026.

The Company’s investment strategy is to maximize the investment portfolio’s return by generating current income from the debt investments the Company makes and capital appreciation from the warrants the Company receives when making such debt investments. The Company has entered into an investment management agreement (the “Investment Management Agreement”) with the Advisor under which the Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Basis of presentation and significant accounting policies

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the requirements for reporting on Form 10‑Q and Articles 6 and 10 of Regulation S-X (“Regulation S-X”) under the Securities Act of 1933, as amended (the “Securities Act”). In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal recurring accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2025.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of March 31, 2026, there were three investments on nonaccrual status with a cost of $32.1 million and a fair value of $24.3 million. As of December 31, 2025, there were three investments on non-accrual status with a cost of $32.8 million and a fair value of $24.5 million. For the three months ended March 31, 2026, the Company recognized $0.1 million of interest income from debt investments while on non-accrual status. For the three months ended March 31, 2025, the Company did not recognize any interest income from debt investments while on non-accrual status.

From time to time, the Company may have debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. As of March 31, 2026 and  December 31, 2025, there were six investments with PIK provisions. For the three months ended  March 31, 2026 and 2025, PIK interest income totaled $1.3 million and $0.3 million, respectively. For the three months ended  March 31, 2026 and 2025, 5.3% and 1.2%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended March 31, 2026, there were no debt investments which had accrued PIK interest into income during the three months ended March 31, 2026 placed on nonaccrual status as of March 31, 2026. For the three months ended March 31, 2025, one debt investment, which had accrued PIK interest into income of $0.2 million during the three months ended March 31, 2025 was placed on nonaccrual status as of March 31, 2025.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  March 31, 2026 and 2025 was 6.0% and 4.6%, respectively.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  March 31, 2026 and  December 31, 2025 was $8.8 million and $10.6 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of March 31, 2026 and  December 31, 2025 were $7.6 million and $8.9 million, respectively. The amortization expense for the three months ended  March 31, 2026 and 2025 was $0.6 million and $0.7 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2026 and 2025, $0.3 and $0.4 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at March 31, 2026 and  December 31, 2025. The Company’s income tax returns for the 2026, 2025, 2024 and 2023 tax years remain subject to examination by U.S. federal and state tax authorities.

Distributions

Prior to January 1, 2026, the Company recorded distributions to common stockholders on the date the distribution was declared by the Board. On and after January 1, 2026, the Company records distributions to common stockholders on the ex-dividend date for such distribution. The Board continually monitors and reassesses the amount of cash to be paid out as distributions relative to the net investment income generated by the Company and other metrics. Net realized capital gains, if any, may be distributed, although the Company may decide to retain such net realized gains for investment.

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

During the three months ended March 31, 2026, the Company did not sell shares of common stock under the 2023 Equity Distribution Agreement.

During the three months ended March 31, 2025, the Company sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $3.6 million, including $0.1 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of March 31, 2026, shares representing approximately $64.3 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On May 1, 2026, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $10.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of the Company's most recently disclosed net asset value per share. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company intends to comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $10.0 million of the Company’s common stock. During the three months ended March 31, 2026 and 2025, the Company did not make any repurchases of its common stock under its stock repurchase program. From the date of the inception of the Company’s stock repurchase program through March 31, 2026, the Company repurchased 167,465 shares of its common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, the Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

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

On March 31, 2025, the Company entered into a new investment management agreement with the Advisor (the “New Investment Management Agreement”, collectively with the Original Investment Management Agreement, the “Investment Management Agreement”) in connection with the closing of a transaction pursuant to which Momentum US Bidco LLC, an affiliate of Wendel SE, acquired 75% of the outstanding equity interests of Monroe Capital Intermediate Holdings, LLC, the indirect parent company of the Advisor, and certain other affiliates of Monroe Capital LLC (the “Transaction”) (any such affiliate party to the Transaction, collectively, “Monroe”). The Transaction constituted a change of control in the Advisor and terminated the Original Investment Management Agreement. On December 10, 2024, the Company’s Board, including a majority of the independent directors, approved, and recommended for approval by the Company’s stockholders, the New Investment Management Agreement. The New Investment Management Agreement was approved, subject to the closing of the Transaction, by the Company’s stockholders at a special meeting of stockholders held on February 21, 2025. The terms of the New Investment Management Agreement, including the fee structure and services to be provided, are the same as the terms of the Original Investment Management Agreement, except for the date and term. Under the terms of the Investment Management Agreement, the Advisor determines the composition of the Company’s investment portfolio, the nature and timing of the changes to the investment portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

The base management fee payable at March 31, 2026 and  December 31, 2025 was $1.0 million. The base management fee expense was $3.1 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

The performance based incentive fee expense was $1.8 million for the three months ended  March 31, 2026. There was no performance based incentive fee expense for the three months ended March 31, 2025. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended March 31, 2026 and 2025, which resulted in $0.4 million and $2.1 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment. The performance based incentive fee payable as of March 31, 2026 was $1.8 million. There was no performance based incentive fee payable as of December 31, 2025. The entire incentive fee payable as of March 31, 2026 represented part one of the incentive fee.

The Company’s Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, the Company’s net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. The income incentive fee waiver was effective commencing with the quarter ending March 31, 2025 and terminated with the quarter ending December 31, 2025. During the three months ended March 31, 2025, no income incentive fee was earned.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  March 31, 2026:

Expiration	Total
(In thousands)
June 30, 2026	3,120
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
March 31, 2028	2,144
June 30, 2028	2,290
September 30, 2028	2,799
December 31, 2028	1,650
March 31, 2029	382
Total	$28,178

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.6 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The administrative fee payable at  March 31, 2026 and  December 31, 2025 was $0.6 million and $0.3 million, respectively. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

Advisory Fee Waiver

In connection with entry into the Merger Agreement with MRCC, HMMS, Inc., a Maryland corporation and wholly owned subsidiary of the Company, Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor, the Advisor has agreed to waive $4.0 million of base management fees and/or incentive fees (the “Fee Waiver”) due and payable to the Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per quarter commencing with the Company’s third fiscal quarter of 2026. The Fee Waiver will be in effect until the end of the Company’s second fiscal quarter of 2027 and, for each applicable fiscal quarter, will not exceed the total amount of base management fees and incentive fees earned by the Advisor during such fiscal quarter.

Exemptive Relief

The Advisor may provide the Company with an opportunity to co-invest with other investment vehicles managed by the Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, the Company and its affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by the Advisor, Monroe and their affiliates. Since June 30, 2023, the Company and its Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023. The exemptive relief affords the Advisor greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by the Advisor, Monroe or their affiliates in a manner consistent with the Company's investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. On May 14, 2025 Monroe, et al. filed an application, and amendments to the application on August 6, 2025 and October 3, 2025, for a new exemptive relief order for co-investments for the Company, the Advisor, Monroe and its affiliates. On November 21, 2025, a notice of the filing of the application was issued (Investment Company Act Release No. 35799). On December 17, 2025, the SEC granted an order for such exemptive relief (File No. 812-15798). The Company is required to comply with all terms and conditions required therein.

Note 4. Investments

The following table shows the Company’s investments as of March 31, 2026 and  December 31, 2025:

	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$655,048	$645,629	$602,488	$596,025
Warrants	15,515	16,685	14,868	16,648
Other	45,099	3,664	45,258	3,444
Equity	42,655	29,719	42,655	31,127
Total investments	$758,317	$695,697	$705,269	$647,244

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of March 31, 2026 and  December 31, 2025:

	March 31, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$121,373	$88,688	$94,280	$61,829
Medical Device	254,995	249,545	227,893	222,485
Technology
Communications	522	3,154	522	3,142
Consumer-Related	31,039	21,927	31,204	21,846
Data Storage	417	221	417	230
Internet and Media	329	67	329	151
Networking	364	—	364	—
Software	197,406	187,173	199,608	190,911
Sustainability
Alternative Energy	4,919	4,911	4,914	4,905
Energy Efficiency	125	23	125	9
Other Sustainability	51,164	50,213	50,321	49,315
Healthcare Information and Services
Diagnostics	11,772	11,573	11,553	11,369
Other	38,777	34,599	38,668	34,508
Software	45,115	43,603	45,071	46,544
Total investments	$758,317	$695,697	$705,269	$647,244

RoHo Capital Opportunity LLC

On March 18, 2026, the Company and CR Financial Holdings, Inc. (“CRFH”) entered into a limited liability company agreement (the “LLC Agreement”) to form a new joint venture, RoHo Capital Opportunity Fund LLC f/k/a HRZN CRFH LLC (the “Joint Venture”). The Joint Venture is intended to enhance the investment strategy of the Company by providing growth capital financing solutions to small and micro-cap public companies.

The Company has committed to invest up to $87.5 million in the Joint Venture and CRFH has committed to invest up to $12.5 million in the Joint Venture. Investments by each of the Company and CRFH in the Joint Venture will be made in the form of membership interests. All investments by the Joint Venture must be approved by the unanimous vote of the Joint Venture’s investment committee, which is comprised of an equal number of representatives designated by each of the Company and CRFH. Further, all other decisions regarding the management of the Joint Venture require the approval of the majority of the Joint Venture’s board of directors, which is comprised of an equal number of representatives from each of the Company and CRFH.

As of  March 31, 2026, no commitments were funded into the Joint Venture and no investments were made by the Joint Venture.

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2026 were as follows:

			Three months ended March 31, 2026
	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2026	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—		$—	$—
Evelo Biosciences, Inc.	1,486	—	—	—	—	—		—	1,486	—
Hound Labs II LLC	11,369	—	—	219	—	—	(15)	—	11,573	219
Nexii, Inc.	—	4	—	—	—	—	(4)	—	—	27
NextCar Holding Company, Inc.	1,079	—	(243)	—	—	—	169	—	1,005	55
Shengrow Inc.	49,210	—	—	622	—	306	—	—	50,138	1,271
Total non-controlled affiliates	$63,144	$4	$(243)	$841	$—	$306	$150	$—	$64,202	$1,572

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the three months ended March 31, 2025 were as follows:

			Three months ended March 31, 2025
	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,				in/(out) at	Discount	unrealized	Net realized	March 31,	Interest
Company	2024	Purchases	Sales	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	8,307	2	—	—	—	—	(2)	—	8,307	—
Total non-controlled affiliates	$8,307	$2	$—	$—	$—	$—	$(2)	$—	$8,307	$—

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

There were no transactions related to investments in controlled affiliated companies for the three months ended  March 31, 2026.

Transactions related to investments in controlled affiliated companies for the three months ended March 31, 2025 were as follows:

			Three months ended March 31, 2025

	Fair value at				Transfers		Net		Fair value at	Interest
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	March 31,	income
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	(reversal)
	(In thousands)
Better Place Forests Co.	$—	$941	$—	$—	$—	$—	$(62)	$—	$879	$—
HIMV LLC	6,230	—	—	—	—	—	(940)	—	5,290	—
Nexii, Inc.	8,547	—	—	—	—	—	153	—	8,700	20
Swift Health Systems, Inc.	17,042	2,009	—	208	—	9	(19,268)	—	—	(81)
Total controlled affiliates	$31,819	$2,950	$—	$208	$—	$9	$(20,117)	$—	$14,869	$(61)

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of March 31, 2026 and  December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$645,629	$645,629
Warrant investments	—	1,691	14,994	16,685
Other investments	—	—	3,664	3,664
Equity investments	2,580	—	27,139	29,719
Total investments	$2,580	$1,691	$691,426	$695,697

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$596,025	$596,025
Warrant investments	—	1,916	14,732	16,648
Other investments	—	—	3,444	3,444
Equity investments	3,988	—	27,139	31,127
Total investments	$3,988	$1,916	$641,340	$647,244

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2026 and  December 31, 2025. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of March 31, 2026:

March 31, 2026
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$589,452	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	12%

	56,177	Multiple Probability Weighted Cash Flow Model	Probability Weighting	30% – 100%	55%

Warrant investments	14,994	Black-Scholes Valuation Model	Price Per Share	$0.00 – $807.91	$13.00
			Average Industry Volatility	24%	24%
			Marketability Discount	0 – 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	3,664	Multiple Probability Weighted Cash Flow Model	Discount Rate	20% – 100%	43%
			Probability Weighting	100%	100%

Equity investments	27,139	Last Equity Financing	Price Per Share	$0.06 – $1,000.00	$186.54

	—	Scenario Model	Probability Weighting	100%	100%

Total Level 3 investments	$691,426

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On March 31, 2026, the closing price of the 2027 Notes on the New York Stock Exchange was $24.59 per note, and the 2027 Notes had an aggregate fair value of $56.6 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market yields on  March 31, 2026, the fair value of the 2028 Notes (as defined in Note 7) was $57.2 million and are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  March 31, 2026, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $2.7 million, and the 2031 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  March 31, 2026, the fair value of the 2030 Convertible Notes (as defined in Note 7) was $16.2 million, and the 2030 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2026:

	Three months ended March 31, 2026
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$596,025	$14,732	$27,139	$3,444	$641,340
Purchase of investments	90,004	—	—	—	90,004
Warrants received and classified as Level 3	—	371	—	—	371
Principal payments received on investments	(37,890)	—	—	(158)	(38,048)
PIK interest on investments	1,278	—	—	—	1,278
Proceeds from sale of investments	—	(1)	(19)	(84)	(104)
Net realized gain (loss) on investments	1	(265)	19	84	(161)
Unrealized (depreciation) appreciation included in earnings	(2,960)	157	—	378	(2,425)
Other	(829)	—	—	—	(829)
Level 3 assets, end of period	$645,629	$14,994	$27,139	$3,664	$691,426

During the three months ended March 31, 2026, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at March 31, 2026 includes $2.6 million in unrealized depreciation on debt and other investments and $0.1 million in unrealized depreciation on warrant investments.

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

As of March 31, 2026 and  December 31, 2025, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of March 31, 2026 and  December 31, 2025:

	March 31, 2026			December 31, 2025
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$45,000	$105,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	200,000	90,000	110,000
2028 Notes	57,500	57,500	—	57,500	57,500	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	—	—	—	57,500	57,500	—
2030 Convertible Notes	16,450	16,450	—	31,500	31,500	—
2031 Convertible Notes	2,750	2,750	—	2,750	2,750	—
Total before debt issuance costs	734,200	450,200	284,000	806,750	477,750	329,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,034)	—	—	(4,723)	—
Total borrowings outstanding, net	$734,200	$447,166	$284,000	$806,750	$473,027	$329,000

As of March 31, 2026, with certain limited exceptions, the Company, as a BDC, was only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, was at least 150% after such borrowings. As of March 31, 2026, the asset coverage for borrowed amounts was 174%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On February 26, 2026, the Company amended the Key Facility, among other things, (i) to make Michael P. Balkin and Paul G. Seitz each an “Authorized Person”, (ii) to amend certain requirements to make a debt investment eligible for the borrowing base and (ii) to amend certain concentration limits. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with an interest rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. The prime rate was 6.75% on March 31, 2026 and December 31, 2025. The average interest rate on the Key Facility for the three months ended March 31, 2026 and 2025 was 6.85% and 7.60%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of March 31, 2026 and  December 31, 2025, the Company had borrowing capacity under the Key Facility of $105.0 and $150.0 million, respectively. At March 31, 2026 and  December 31, 2025, $23.3 million and $49.6 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million in advances made by the NYL Noteholders as of March 31, 2026 and  December 31, 2025. The interest rate was 6.57% and 6.54% as of March 31, 2026 and 2025, respectively. As of March 31, 2026 and  December 31, 2025, the Company had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2026 and  December 31, 2025, $2.6 million and $1.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At  March 31, 2026 and December 31, 2025, there were approximately $1.4 million of such restricted investments.

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

There were $90.0 million in advances made by the Nuveen Noteholders as of March 31, 2026 and  December 31, 2025. The interest rate as of March 31, 2026 and 2025 was 7.21%. As of March 31, 2026 and  December 31, 2025, the Company had borrowing capacity under the Nuveen Facility of $110.0 million. At March 31, 2026 and  December 31, 2025, $22.3 million and $12.1 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At March 31, 2026 and  December 31, 2025 there were approximately $1.3 million and $1.1 million, respectively, of such restricted investments.

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

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2026, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

2028 Notes

On December 15, 2025, the Company issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028 (the “2028 Notes”) in a private transaction. The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or prior to  June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, the Company may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of March 31, 2026, the Company was in material compliance with the terms of the 2028 Notes.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Convertible Notes

2030 Convertible Notes

On September 4, 2025, the Company entered into a note purchase agreement (the “2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of the Company’s 5.50% convertible notes due 2030 (the “2030 Convertible Notes”) in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company received net proceeds (before expenses) from the sale of the 2030 Convertible Notes of approximately $36.6 million.

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

Each holder of a 2030 Convertible Note has the right, at such holder’s option, to convert any such 2030 Convertible Note, at any time on or after October 4, 2025 and prior to the close of business on the business day immediately preceding the maturity date, once or more times per calendar month, into such number of shares of common stock of the Company equal to the principal balance of the 2030 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2030 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported net asset value (“NAV”) per share immediately prior to the date of the notice of such exercise. If the 2030 Convertible Notes were converted as of March 31, 2026, 2,356,734 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to March 31, 2026 of $6.98. The last reported price for the Company’s common stock on March 31, 2026 was $4.21 per share.

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

During the three months ended March 31, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a weighted average conversion price of $7.12 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. The Company accelerated $1.3 million of unamortized debt issuance costs related to the 2030 Convertible Notes during the three months ended March 31, 2026.

As of March 31, 2026 and  December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2031 Convertible Notes

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”, by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes” and collectively with the 2030 Convertible Notes, the “Convertible Notes”), in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per Share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of March 31, 2026, 393,983 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to March 31, 2026 of $6.98. The last reported price for the Company’s common stock on March 31, 2026 was $4.21 per share.

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

During the three months ended March 31, 2026 and 2025, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

As of  March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

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

The balance of unfunded commitments to extend credit was $155.0 million and $104.0 million as of March 31, 2026 and  December 31, 2025, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Avive Solutions, Inc.	$10,000	$—	$—	$—
Britecore Holdings, Inc.	5,000	50	5,000	50
Ceribell, Inc.	21,000	120	21,000	120
Crafty Holdings, Inc.	1,500	19	3,000	39
GT Medical Technologies, Inc.	10,000	50	20,000	100
Hyperfine, Inc.	25,000	298	—	—
Infobionic, Inc.	5,000	50	5,000	50
Long Grove Pharmaceuticals LLC	10,000	75	10,000	75
MasteryPrep, LLC	5,000	50	5,000	50
MML US, Inc.	20,000	100	20,000	100
Ossio, Inc.	2,500	—	—	—
Pelthos Therapeutics, Inc.	20,000	—	—	—
Samba TV, Inc.	5,000	75	5,000	75
Sonex Health, Inc.	10,000	100	—	—
Sparkcharge, Inc.	5,000	73	5,000	73
Supply Network Visibility Holdings, LLC	—	—	5,000	62
Total	$155,000	$1,060	$104,000	$794

The table above also provides the fair value of the Company’s unfunded commitment liability as of March 31, 2026 and December 31, 2025, which totaled $1.1 million and $0.8 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in total investments at fair value on the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 24% and 26% of total debt investments outstanding as of March 31, 2026 and  December 31, 2025, respectively. The Company’s five largest debt investments at fair value represented 24% and 26% of total debt investments outstanding as of March 31, 2026 and  December 31, 2025, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of March 31, 2026 and  December 31, 2025. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 23% and 24% of total interest and fee income on investments for the three months ended March 31, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value accounted for 23% and 24% of total interest and fee income on investments for the three months ended March 31, 2026 and 2025, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

Prior to January 1, 2026, the Company recorded distributions to common stockholders on the date the distribution was declared by the Board. On and after January 1, 2026, the Company records distributions to common stockholders on the ex-dividend date for such distribution. The following table summarizes the Company’s distribution activity for the three months ended March 31, 2026 and for the year ended December 31, 2025:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Three Months Ended March 31, 2026
February 27, 2026	May 18, 2026	June 16, 2026	$0.06	$—	—	$—
February 27, 2026	April 16, 2026	May 15, 2026	0.06	—	—	—
February 27, 2026	March 16, 2026	April 15, 2026	0.06	2,727	30,460	144
			$0.18	$2,727	30,460	$144
Year Ended December 31, 2025
October 22, 2025	February 17, 2026	March 13, 2026	$0.11	$5,020	55,295	$239
October 22, 2025	January 16, 2026	February 13, 2026	0.11	4,885	38,126	250
October 22, 2025	December 17, 2025	January 15, 2026	0.11	4,785	34,520	232
July 23, 2025	November 17, 2025	December 16, 2025	0.11	4,660	37,723	247
July 23, 2025	October 16, 2025	November 14, 2025	0.11	4,666	32,582	216
July 23, 2025	September 17, 2025	October 15, 2025	0.11	4,685	31,217	189
April 25, 2025	August 18, 2025	September 16, 2025	0.11	4,513	26,782	183
April 25, 2025	July 16, 2025	August 15, 2025	0.11	4,498	25,469	182
April 25, 2025	June 16, 2025	July 15, 2025	0.11	4,442	21,896	181
February 28, 2025	May 16, 2025	June 13, 2025	0.11	4,387	27,006	202
February 28, 2025	April 16, 2025	May 15, 2025	0.11	4,257	24,095	182
February 28, 2025	March 17, 2025	April 15, 2025	0.11	4,245	23,001	192
			$1.32	$55,043	377,712	$2,495

On May 1, 2026, the Board declared regular monthly cash distributions per share and, in accordance with the Company’s previously announced intent to make additional distributions with its undistributed net investment income, or “spillover” income, special monthly cash distributions per share, payable as set forth in the following tables:

Regular monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 17, 2026	June 17, 2026	July 15, 2026	$0.06
July 16, 2026	July 16, 2026	August 14, 2026	$0.06
August 17, 2026	August 17, 2026	September 15, 2026	$0.06

Special monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
June 17, 2026	June 17, 2026	July 15, 2026	$0.03
July 16, 2026	July 16, 2026	August 14, 2026	$0.03
August 17, 2026	August 17, 2026	September 15, 2026	$0.03

After paying distributions of $0.33 per share and earning net investment income of $0.19 per share for the three months ended  March 31, 2026, the Company’s undistributed spillover income as of March 31, 2026 was $0.52 per share. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

The Board sets the level of distributions for each quarter based on its results of operations, spillover income and longer-term outlook.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(In thousands, except share and per share data)
Earnings per common share - basic
Numerator for basic earnings per share	$2,778	$(21,436)
Denominator for basic weighted average shares	47,316,637	40,223,393
Earnings (loss) per common share - basic	$0.06	$(0.53)
Earnings per common share - diluted
Numerator for increase (decrease) in net assets per share	$2,778	$(21,436)
Adjustment for interest expense and debt issuance costs on Convertible Notes (1)	$423	$—
Numerator for diluted earnings per share	$3,201	$(21,436)
Denominator for basic weighted average shares	47,316,637	40,223,393
Adjustment for dilutive effect of Convertible Notes (1)	—	—
Denominator for diluted weighted average shares	47,316,637	40,223,393
Earnings (loss) per common share - diluted	$0.06	$(0.53)

(1)

No adjustments for interest or incremental shares were included for the three months ended March 31, 2026 and 2025 because the effect would be antidilutive.  The 2030 Convertible Notes were not outstanding as of March 31, 2025.

In certain circumstances, the Convertible Notes may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of exercise. For the three months ended March 31, 2026, using the if-converted method, the 2031 Convertible Notes would convert at the Company’s most recently reported NAV per share immediately prior to the beginning of the period, or $7.12 per share. For the three months ended March 31, 2025, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the beginning of the period, or $8.94 per share. For the three months ended March 31, 2026, using the if-converted method, the 2030 Convertible Notes would convert at the Company’s most recently reported NAV per share immediately prior to the beginning of the period, or $7.12 per share. For the three months ended March 31, 2026 and 2025, the impact of the hypothetical conversion of the Convertible Notes would have been antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Financial highlights

The following table shows financial highlights for the Company:

	Three months ended March 31,
	2026		2025
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$6.98		$8.43
Net investment income	0.19		0.27
Realized loss	(0.03)		—
Unrealized depreciation on investments	(0.10)		(0.80)
Net increase (decrease) in net assets resulting from operations	0.06		(0.53)
Distributions (1)	(0.06)		(0.33)
From net investment income	(0.06)		(0.33)
From net realized gain on investments	—		—
Return of capital	—		—
Net asset value at end of period	$6.98		$7.57
Per share market value, beginning of period	$6.45		$8.99
Per share market value, end of period	$4.21		$9.42
Total return based on a market value (2)	(29.6)%		8.5%
Shares outstanding at end of period	47,860,006		40,331,962
Ratios to average net assets:
Expenses without incentive fees (3)	16.0%		16.7%
Incentive fees (3)	2.2%		—%
Net expenses (3)	18.2%		16.7%
Net investment income with incentive fees	11.0%		13.4%
Net assets at the end of the period	$333,863		$305,457
Average net asset value	$326,183		$320,821
Average debt per share	$9.39		$11.67
Portfolio turnover ratio	5.2%	(4)	6.1%	(4)

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. Subsequent Events

On April 1, 2026, the Company funded a $15.0 million debt investment to a new portfolio company, Stellar Cyber, Inc.

On April 14, 2026, the Company closed the Merger with MRCC. In connection with the closing of the Merger, the Company received approximately $141.1 million in cash and issued 20,370,645 shares of its common stock in the aggregate, or 0.9402 shares of its common stock for each share of MRCC common stock, to MRCC stockholders (and payment of cash in lieu of fractional shares). Former MRCC stockholders and legacy stockholders of the Company own 29.86% and 70.14% of the combined company, respectively, immediately following the closing of the Merger.

On April 14, 2026, the Company repaid the outstanding balance of $45.0 million on its Key Facility from the proceeds of its merger with MRCC.

On April 30, 2026, the Company funded a $3.0 million debt investment to a new portfolio company, Bastille Buyer, Inc.

On April 30, 2026, the Company funded a $4.0 million debt investment to a new portfolio company, Volt Bidco, Inc.

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

●	our business prospects and the prospects of our portfolio companies;

●	the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;

●	the relative and absolute investment performance and operations of our Advisor;

●	the impact of increased competition;

●	the impact of investments we intend to make and future acquisitions and divestitures;

●	the unfavorable resolution of legal proceedings;

●	geopolitical turmoil and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

●	political and regulatory conditions that contribute to uncertainty and market volatility, including legislative, regulatory, trade and policy changes;

●	the impact on our business of a U.S. government shutdown;

●	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

●	our regulatory structure and tax status;

●	changes in the general interest rate environment;

●	our ability to qualify and maintain qualification as a RIC and as a BDC;

●	the adequacy of our cash resources and working capital;

●	any losses or operations disruptions caused by us, our Advisor or our portfolio companies holding cash balances at financial institutions that exceed federally insured limits or by disruptions in the financial services industry;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks” and similar expressions to identify forward-looking statements. Undue influence should not be placed on the forward-looking statements as our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors in “Risk Factors” and elsewhere in our annual report on Form 10‑K for the year ended December 31, 2025, and elsewhere in this quarterly report on Form 10‑Q.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of March 31, 2026, 97.5%, or $629.3 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

On April 14, 2026, the Company completed its previously announced merger with Monroe Capital Corporation (“MRCC”), HMMS, Inc. (“Merger Sub”), Monroe Capital BDC Advisors, LLC, and the Advisor, pursuant to the Agreement and Plan of Merger, dated as of August 7, 2025 (the “Merger Agreement”). Pursuant to the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of the Company, and, immediately thereafter, MRCC merged  into the Company, with the Company continuing as the surviving company (collectively, the “Mergers”). MRCC also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation (“MCIP”), and MC Advisors, pursuant to which, MCIP acquired all of MRCC’s investment assets and liabilities at fair value, for cash (the “Asset Sale” and together with the Merger, the “Transactions”).

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	41	$645,629	92.8%	38	$596,025	92.1%
Warrants	74	16,685	2.4	72	16,648	2.6
Other investments	8	3,664	0.5	8	3,444	0.5
Equity	17	29,719	4.3	17	31,127	4.8
Total		$695,697	100.0%		$647,244	100.0%

The following table shows total portfolio investment activity as of and for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
	2026	2025

Beginning portfolio	$647,244	$697,891
New debt and equity investments	120,004	102,439
Less refinanced debt balances	(30,000)	(28,750)
Net new debt and equity investments	90,004	73,689
Principal payments received on investments	(4,884)	(11,171)
Early pay-offs and principal paydowns	(33,164)	(39,574)
PIK interest on investments	1,278	285
Accretion of debt investment fees	1,619	1,388
New debt investment fees	(1,585)	(804)
Warrants received in settlement of fee income	—	5
Proceeds from sale of investments	(104)	(1)
Net realized (loss) gain on investments	(161)	1
Net unrealized depreciation on investments	(4,600)	(32,156)
Other	50	—
Ending portfolio	$695,697	$689,553

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our debt investments by industry sector as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$84,814	13.1%	$57,753	9.7%
Medical Device	240,241	37.3	213,523	35.8
Technology
Consumer-Related	17,348	2.7	17,263	2.9
Software	183,022	28.3	185,534	31.1
Sustainability
Alternative Energy	4,874	0.8	4,869	0.8
Other Sustainability	30,491	4.7	29,563	5.0
Healthcare Information and Services
Diagnostics	6,809	1.1	6,605	1.1
Other Healthcare	34,527	5.3	34,469	5.8
Software	43,503	6.7	46,446	7.8
Total	$645,629	100.0%	$596,025	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 24% and 26% of total debt investments outstanding as of March 31, 2026 and December 31, 2025, respectively. Our five largest debt investments at fair value represented 24% and 26% of total debt investments outstanding as of March 31, 2026 and December 31, 2025, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of March 31, 2026 and December 31, 2025.

Debt investment asset quality

We use an internal credit rating system which rates each debt investment on a scale of 4 to 1, with 4 being the highest credit quality rating and 3 being the rating for a standard level of risk. A rating of 2 represents an increased level of risk and, while no loss is currently anticipated for a 2‑rated debt investment, there is potential for future loss of principal. A rating of 1 represents a deteriorating credit quality and a high degree of risk of loss of principal. Our internal credit rating system is not a national credit rating system. As of March 31, 2026 and December 31, 2025, our debt investments had a weighted average credit rating of 3.0 and 2.9, respectively. The following table shows the classification of our debt investment portfolio by credit rating as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
4	5	$71,009	11.0%	5	$72,213	12.1%
3	28	500,119	77.4	25	445,790	74.8
2	4	50,208	7.8	4	53,503	9.0
1	4	24,293	3.8	4	24,519	4.1
Total	41	$645,629	100.0%	38	$596,025	100.0%

As of March 31, 2026, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $33.1 million and an aggregate fair value of $24.3 million and there were four debt investments with an internal credit rating of 2, with an aggregate cost of $56.9 million and an aggregate fair value of $50.2 million. As of December 31, 2025, there were four debt investments with an internal credit rating of 1, with an aggregate cost of $33.8 million and an aggregate fair value of $24.5 million and there were four debt investments with an internal credit rating of 2, with an aggregate cost of $56.8 million and an aggregate fair value of $53.5 million.

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Horizon Technology Finance Corporation and Subsidiaries

Comparison of the three months ended March 31, 2026 and 2025

The following table shows consolidated results of operations for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
	2026	2025
	(In thousands)
Total investment income	$24,079	$24,516
Total expenses	14,841	13,419
Net investment income before excise tax	9,238	11,097
Provision for excise tax	267	378
Net investment income	8,971	10,719
Net realized (loss) gain	(1,593)	1
Net unrealized depreciation on investments	(4,600)	(32,156)
Net increase (decrease) in net assets resulting from operations	$2,778	$(21,436)
Average debt investments, at fair value	$632,002	$650,059
Average earning debt investments	$634,228	$653,748
Average gross assets less cash	$717,539	$732,557
Average borrowings outstanding	$444,222	$469,485

Net increase (decrease) in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net increase in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $0.4 million, or 1.8%, to $24.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, total investment income consisted primarily of (1) $23.1 million in interest income from investments, which included $5.0 million in income from the accretion of origination fees and end of term payments and $1.3 million in PIK interest income and (2) $1.0 million in fee income.

Interest income on debt investments decreased by $0.4 million, or 1.6%, to $23.1 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Interest income on debt investments for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 decreased primarily due to a decrease in the Prime Rate which is the base rate for most of our variable rate debt investments and a decrease of $19.5 million, or 3.0%, in our average earning debt investments partially offset by an increase in accelerated income from prepayments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended March 31, 2026 and 2025 was 6.0% and 4.6%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in accretion of final payments for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

PIK interest income increased by $1.0 million, or 348.4%, to $1.3 million for the three months ended March 31, 2026 compared to the three months ended  March 31, 2025. For the three months ended March 31, 2026 and 2025, 5.3% and 1.2%, respectively, of total investment income was attributable to non-cash PIK interest income. The increase in PIK interest income as a percentage of total investment income was primarily due to an increase in earning assets that contain a PIK feature for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.1 million, or 6.1%, to $1.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a lower success fee and other fee income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The following table shows our dollar-weighted annualized yield for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
Investment type:	2026	2025
Debt investments(1)	15.2%	15.0%
All investments(1)	14.0%	13.8%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 23% and 24% of investment income for the three months ended March 31, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 23% and 24% of investment income for the three months ended March 31, 2026 and 2025, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Expenses

Total expenses increased by $1.4 million, or 10.6%, to $14.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses.

Interest expense decreased by $0.5 million, or 5.8%, to $8.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings for the three months ended March 31, 2026 of $25.3 million, or 5.4%,  as compared to the three months ended March 31, 2025 and a decrease in our effective cost of debt for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Base management fee expense decreased by $0.1 million, or 1.9%, to $3.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Base management fee decreased primarily due to a decrease of $15.0 million, or 2.1%, in average gross assets less cash for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Performance based incentive fee expense increased by $1.8 million to $1.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. There was no performance based incentive fee expense for three months ended March 31, 2025. This increase was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $0.4 million for the three months ended March 31, 2026 compared to an Incentive Fee Cap of $2.1 million for the three months ended March 31, 2025. The Incentive Fee Cap and Deferral Mechanism resulted in $0.4 million and $2.1 million of reduced incentive fee expense and increased net investment income for the three months ended March 31, 2026 and 2025, respectively. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended March 31, 2026 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Administrative fee expense, professional fees and general and administrative expenses were $1.8 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

During the three months ended March 31, 2026 and  March 31, 2025, we realized net losses on investments totaling $0.2 million and $0.001 million, respectively. During the three months ended March 31, 2026, we converted $15.1 million in outstanding principal of the 2030 Convertible Notes (as defined below) which resulted in a realized loss on extinguishment of debt of $1.3 million. During the same period, we redeemed all of the outstanding principal balance of the 2026 Notes (as defined below) which resulted in a realized loss on extinguishment of debt of $0.1 million.

During the three months ended March 31, 2026, net unrealized depreciation on investments totaled $4.6 million which was primarily due to the unrealized depreciation on two of our debt investments and one of our equity investments and the unrealized depreciation on our warrant investments. During the three months ended March 31, 2025, net unrealized depreciation on investments totaled $32.2 million which was primarily due to the unrealized depreciation on three of our debt investments and two of our equity investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in our reduction of the fair market value of the debt investments in such portfolio companies, thus increasing the unrealized depreciation on such debt investments.

Horizon Technology Finance Corporation and Subsidiaries

Liquidity and capital resources

As of March 31, 2026 and December 31, 2025, we had cash and investments in money market funds of $70.6 million and $140.2 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of March 31, 2026 and December 31, 2025, we had $2.6 million and $2.5 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

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

During the three months ended March 31, 2026, we did not sell any shares of common stock under the 2023 Equity Distribution Agreement.

During the three months ended March 31, 2025, we sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.6 million, including $0.1 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

On May 1, 2026, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $10.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed NAV per share. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $10.0 million of our common stock. During the three months ended March 31, 2026 and 2025, we did not make any repurchases of our common stock under our stock repurchase program. From the date of the inception of our stock repurchase program through March 31, 2026, we repurchased 167,465 shares of our common stock at an average price of $11.22 on the open market at a total cost of $1.9 million. From time to time, our Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

At March 31, 2026, the outstanding principal balance under the Key Facility was $45.0 million. At December 31, 2025, there was no outstanding principal balance under the Key Facility. As of March 31, 2026 and December 31, 2025, we had borrowing capacity under the Key Facility of $105.0 million and $150.0, respectively. At March 31, 2026 and December 31, 2025, $23.3 million and $49.6 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At March 31, 2026 and December 31, 2025, the outstanding principal balance under the NYL Facility was $181.0 million. As of March 31, 2026 and December 31, 2025, we had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2026 and December 31, 2025, $2.6 million and $1.9 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At March 31, 2026 and December 31, 2025, the outstanding principal balance under the Nuveen Facility was $90.0 million. As of March 31, 2026 and December 31, 2025, we had borrowing capacity under the Nuveen Facility of $110.0 million. At March 31, 2026 and December 31, 2025, $22.3 million and $12.1 million, respectively, was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates.

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”). At March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

On September 4, 2025, the Company entered into a note purchase agreement (the “2030 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of the Company’s 5.50% convertible notes due 2030 (the “2030 Convertible Notes”). At March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

Our operating activities used cash of $42.1 million for the three months ended March 31, 2026, and our financing activities used cash of $27.3 million for the same period. Our operating activities used cash primarily to purchase investments in portfolio companies offset by cash provided by principal payments received on our debt investments. Our financing activities used cash primarily to repay our 2026 Notes and to pay distributions to our stockholders partially offset by advances on our Key Facility.

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

Horizon Technology Finance Corporation and Subsidiaries

Current borrowings

The following table shows our borrowings as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$45,000	$105,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	200,000	90,000	110,000
2028 Notes	57,500	57,500	—	57,500	57,500	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	—	—	—	57,500	57,500	—
2030 Convertible Notes	16,450	16,450	—	31,500	31,500	—
2031 Convertible Notes	2,750	2,750	—	2,750	2,750	—
Total before debt issuance costs	734,200	450,200	284,000	806,750	477,750	329,000
Unamortized debt issuance costs attributable to term borrowings	—	(3,034)	—	—	(4,723)	—
Total borrowings outstanding, net	$734,200	$447,166	$284,000	$806,750	$473,027	$329,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On February 26, 2026, we amended the Key Facility, among other things, (i) to make Michael P. Balkin and Paul G. Seitz each an “Authorized Person”, (ii) to amend certain requirements to make a debt investment eligible for the borrowing base and (ii) to amend certain concentration limits. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with an interest rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 6.75% as of March 31, 2026 and December 31, 2025. The interest rate in effect was 6.85% as of March 31, 2026 and December 31, 2025. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2026 and December 31, 2025, there were approximately $1.4 million of such restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of March 31, 2026 and December 31, 2025 at an interest rate of 6.57%. As of March 31, 2026 and December 31, 2025, we had borrowing capacity under the NYL Facility of $69.0 million. At March 31, 2026 and December 31, 2025, $2.6 million and $1.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At March 31, 2026 and December 31, 2025, there were approximately $1.3 million and $1.1 million, respectively, of such restricted investments.

There were $90.0 million in notes issued to the Nuveen Noteholders as of March 31, 2026 and December 31, 2025 at an interest rate of 7.21%. As of March 31, 2026 and December 31, 2025, we had borrowing capacity under the Nuveen Facility of $110.0 million. At March 31, 2026 and December 31, 2025, $22.3 million and $12.1 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2026, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

2028 Notes

On December 15, 2025, we issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028 in a private transaction. The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at any time at our option through June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, we may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of March 31, 2026, we were in material compliance with the terms of the 2028 Notes.

Horizon Technology Finance Corporation and Subsidiaries

Convertible Notes

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

During the three months ended March 31, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a weighted average conversion price of $7.12 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice.

As of March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

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

The 2031 Convertible Notes have a stated maturity of October 17, 2031, unless earlier converted or repurchased in accordance with their terms. The 2031 Convertible Notes bear interest at a rate of 7.125% per year, subject to additional interest or repurchase obligation upon certain events, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2024. If an investment grade rating is not maintained with respect to the 2031 Convertible Notes, additional interest of 1.00% per annum will accrue on the 2031 Convertible Notes until such time as the 2031 Convertible Notes have received an investment grade rating of “BBB-” (or its equivalent) or better. We will also be required to pay additional interest of 2.00% per annum (x) on any overdue payment of interest and (y) during the continuance of an Event of Default (as defined in the 2031 Note Purchase Agreement). In addition, on the occurrence of a Change in Control Repurchase Event (as defined in the 2031 Note Purchase Agreement) or Delisting Event (as defined in the 2031 Note Purchase Agreement), we will generally be required to make an offer to purchase the outstanding 2031 Convertible Notes at a price equal to 100% of the principal amount of such 2031 Convertible Notes plus accrued and unpaid interest to the repurchase date.

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

During the three months ended March 31, 2026 and 2025, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

As of March 31, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

Other assets

As of March 31, 2026 and December 31, 2025, other assets were $9.9 million and $9.1 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Horizon Technology Finance Corporation and Subsidiaries

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of March 31, 2026:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$450,200	$25,783	$235,460	$186,207	$2,750
Unfunded commitments	155,000	91,667	63,333	—	—
Incentive fee deferral	28,178	11,878	16,300	—	—
Total	$633,378	$129,328	$315,093	$186,207	$2,750

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2026, we had unfunded commitments of $155.0 million. This includes $15.0 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of March 31, 2026, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended March 31, 2026 and 2025, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $0.4 million and $2.1 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of March 31, 2026 and December 31, 2025, the total amount subject to recoupment was $28.2 million and $28.0 million, respectively. Commencing with the quarter ending March 31, 2025 and terminated with the quarter ending December 31, 2025, our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. During the three months ended March 31, 2025, our Advisor did not earn an income incentive fee.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended March 31, 2026 and 2025, our Advisor earned $4.9 million and $3.2 million pursuant to the Investment Management Agreement.

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

On April 14, 2026, we completed our previously announced merger with MRCC, the Merger Sub, Monroe Capital BDC Advisors, LLC, and the Advisor, pursuant to the Agreement and Plan of Merger, dated as of August 7, 2025 (the “Merger Agreement”). See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Mergers.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended March 31, 2026 and 2025, our Advisor earned $0.6 million and $0.4 million, respectively, pursuant to the Administration Agreement.

Our Advisor has granted us a non-exclusive, royalty-free license to use the service mark “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor and its affiliates may manage other investment vehicles with similar or overlapping investment strategies as us. Our Advisor may provide us with an opportunity to co-invest with other investment vehicles managed by our Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by our Advisor, Monroe and their affiliates. Since June 30, 2023, we and our Advisor have relied on exemptive relief from the SEC granted to certain affiliates of Monroe on October 15, 2014, as amended on January 10, 2023. Monroe, et al. filed an application on May 14, 2025, and amendments to the application on August 6, 2025 and October 3, 2025, for a new exemptive relief order for co-investments for the Company, the Advisor, Monroe and its affiliates. On November 21, 2025, a notice of the filing of the application was issued (Investment Company Act Release No. 35799). On December 17, 2025, the SEC granted an order for such exemptive relief (File No. 812-15798). The exemptive relief affords our Advisor greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Advisor, Monroe or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended March 31, 2026, we recognized in interest income $0.1 million from debt investments while on non-accrual status. For the three months ended March 31, 2025, we did not recognize any interest income from debt investments on non-accrual status.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at March 31, 2026 and December 31, 2025.

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

Recent developments

On April 1, 2026, we funded a $15.0 million debt investment to a new portfolio company, Stellar Cyber, Inc.

On April 14, 2026, we closed the Merger with MRCC. In connection with the closing of the Merger, we received approximately $141.1 million in cash and issued 20,370,645 shares of our common stock in the aggregate, or 0.9402 shares of our common stock for each share of MRCC common stock, to MRCC stockholders (and payment of cash in lieu of fractional shares). Former MRCC stockholders and our legacy stockholders own 29.86% and 70.14% of the combined company, respectively, immediately following the closing of the Merger.

On April 14, 2026, we repaid the outstanding balance of $45.0 million on our Key Facility from the proceeds of our merger with MRCC.

On April 30, 2026, we funded a $3.0 million debt investment to a new portfolio company, Bastille Buyer, Inc.

On April 30, 2026, we funded a $4.0 million debt investment to a new portfolio company, Volt Bidco, Inc.

Horizon Technology Finance Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of March 31, 2026 and December 31, 2025, 100% of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our March 31, 2026 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at March 31, 2026, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,028	$1,369	$15,659
Up 200 basis points	$10,463	$913	$9,550
Up 100 basis points	$4,255	$456	$3,799
Down 300 basis points	$(3,922)	$(1,255)	$(2,667)
Down 200 basis points	$(2,884)	$(913)	$(1,971)
Down 100 basis points	$(1,581)	$(456)	$(1,125)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2028 Notes, our 2030 Convertible Notes and our 2031 Convertible Notes bear interest at a fixed rate, our Credit Facilities have floating interest rate provisions. The Key Facility is subject to an interest rate floor of 4.10% per annum, based on a prime rate index which resets monthly. The interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin of 2.95% with an interest rate floor and resets on any advance date. The interest payable on the Nuveen Facility is based on the United States Treasury constant maturity 3-year and 5-year rates plus a margin of 2.95% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the “CFTC”), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025.

The conflicts in the Middle East may impact regional and global economic markets.

The ongoing conflicts in the Middle East, including the involvement of the United States and other countries, including Israel and Iran, as well as political and civil unrest related to the foregoing, could have severe adverse effects on regional and global economic markets. It is difficult to predict the conflicts’ impact on global and market conditions and, as a result, there is material uncertainty and risk with respect to us and our portfolio companies, and our ability and the ability of the portfolio companies to achieve their investment objectives.

Horizon Technology Finance Corporation and Subsidiaries

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Limited Liability Company Agreement of HRZN CRFH LLC, dated as of March 18, 2026, by and between Horizon Technology Finance Corporation and CR Financial Holdings, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 19, 2026)
10.2	Letter Agreement, dated as of April 14, 2026, by and between Horizon Technology Finance Corporation and Horizon Technology Finance Management LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 14, 2026)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

Horizon Technology Finance Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: May 5, 2026	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer

Date: May 5, 2026	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer