Form 10-Q
period 2026-06-30
Horizon Technology Finance Corp
filed 2026-08-04
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of August 4, 2026 was 67,033,909.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2027	HTFC	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $687,310 and $616,236, respectively)	$651,288	$584,100
Non-controlled affiliate investments at fair value (cost of $90,342 and $89,033, respectively) (Note 5)	25,208	63,144
Controlled affiliate investments at fair value (cost of $215 and $0, respectively) (Note 5)	215	—
Total investments at fair value (cost of $777,867 and $705,269, respectively) (Note 4)	676,711	647,244
Cash	74,996	105,519
Investments in money market funds	57,340	34,711
Restricted investments in money market funds	2,675	2,463
Interest receivable	12,543	12,086
Other assets	7,783	9,081
Total assets	$832,048	$811,104

Liabilities
Borrowings (Note 7)	$402,443	$473,027
Distributions payable	6,028	15,053
Base management fee payable (Note 3)	1,012	975
Other accrued expenses	5,065	3,547
Total liabilities	414,548	492,602

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 68,511,552 and 45,781,280 shares issued and 66,978,865 and 45,613,815 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	73	51
Paid-in capital in excess of par	710,266	559,355
Distributable loss	(292,839)	(240,904)
Total net assets	417,500	318,502
Total liabilities and net assets	$832,048	$811,104
Net asset value per common share	$6.23	$6.98

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Investment income
From non-affiliate investments:
Interest income	$22,467	$22,345	$43,539	$45,784
Payment-in-kind (“PIK”) interest income	1,126	243	1,563	319
Prepayment fee income	943	1,712	1,918	2,499
Fee income	198	200	220	475
From non-controlled affiliate investments:
PIK interest income	440	—	1,281	—
Interest (reversal) income	(129)	—	603	—
From controlled affiliate investments:
PIK interest income	—	—	—	208
Interest income (reversal)	—	20	—	(249)
Total investment income	25,045	24,520	49,124	49,036
Expenses
Interest expense	7,796	8,201	15,975	16,882
Base management fee (Note 3)	3,147	2,959	6,267	6,139
Performance based incentive fee (Note 3)	—	—	1,765	—
Administrative fee (Note 3)	426	420	1,066	826
Professional fees	999	505	1,757	1,230
General and administrative	578	613	957	1,040
Merger expenses	4,441	—	4,441	—
Total expenses	17,387	12,698	32,228	26,117
Net investment income before excise tax	7,658	11,822	16,896	22,919
Provision for excise tax	265	373	532	750
Net investment income	7,393	11,449	16,364	22,169
Net realized and unrealized loss
Net realized loss on non-affiliate investments	(6,122)	(9,294)	(6,283)	(9,293)
Net realized loss on investments	(6,122)	(9,294)	(6,283)	(9,293)
Net realized loss on extinguishment of debt	—	(776)	(1,432)	(776)
Net realized loss	(6,122)	(10,070)	(7,715)	(10,069)
Net unrealized appreciation (depreciation) on non-affiliate investments	862	(14,887)	(3,888)	(26,925)
Net unrealized depreciation on non-controlled affiliate investments	(39,395)	(1,600)	(39,245)	(1,602)
Net unrealized depreciation on controlled affiliate investments	—	(5,669)	—	(25,786)
Net unrealized depreciation on investments	(38,533)	(22,156)	(43,133)	(54,313)
Net realized and unrealized loss	(44,655)	(32,226)	(50,848)	(64,382)
Net decrease in net assets resulting from operations	$(37,262)	$(20,777)	$(34,484)	$(42,213)
Net decrease in net assets resulting from operations per common share - basic	$(0.57)	$(0.50)	$(0.61)	$(1.04)
Net decrease in net assets resulting from operations per common share - diluted (1)	$(0.57)	$(0.50)	$(0.61)	$(1.04)
Weighted average shares outstanding - basic	64,974,577	41,221,283	56,194,386	40,725,094
Weighted average shares outstanding - diluted	64,974,577	41,221,283	56,194,386	40,725,094
Distributions declared per share	$0.27	$0.33	$0.45	$0.66

(1)	For the three and six months ended June 30, 2026 and 2025, the impact of the hypothetical conversion of Convertible Notes would have been antidilutive to decrease in net assets resulting from operations per common share (Note 11).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at March 31, 2025	40,331,962	45	522,285	(216,873)	$305,457
Issuance of common stock, net of offering costs	—	—	(42)	—	(42)
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	11,449	11,449
Net realized gain on investments	—	—	—	(9,294)	(9,294)
Net realized loss on extinguishment of debt	—	—	—	(776)	(776)
Net unrealized depreciation on investments	—	—	—	(22,156)	(22,156)
Issuance of common stock under dividend reinvestment plan	74,102	—	577	—	577
Issuance of common stock in extinguishment of debt	1,621,503	2	12,603	—	12,605
Distributions declared	—	—	—	(14,025)	(14,025)
Balance at June 30, 2025	42,027,567	47	535,423	(251,675)	283,795

Balance at March 31, 2026	47,860,006	$53	$575,167	$(241,357)	333,863
Issuance of common stock, net of offering costs	—	—	—	—	—
Issuance of common stock pursuant to Merger Agreement	20,370,645	20	140,819	—	140,839
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	7,393	7,393
Net realized loss on investments	—	—	—	(6,122)	(6,122)
Net unrealized depreciation on investments	—	—	—	(38,533)	(38,533)
Issuance of common stock under dividend reinvestment plan	113,436	—	511	—	511
Repurchase of common stock	(1,365,222)	—	(6,231)		(6,231)
Distributions declared	—	—	—	(14,220)	(14,220)
Balance at June 30, 2026	66,978,865	$73	$710,266	$(292,839)	$417,500

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2024	39,875,847	44	518,200	(182,061)	336,183
Issuance of common stock, net of offering costs	404,305	1	3,559	—	3,560
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	22,169	22,169
Net realized loss on investments	—	—	—	(9,293)	(9,293)
Net realized loss on extinguishment of debt	—	—	—	(776)	(776)
Net unrealized appreciation on investments	—	—	—	(54,313)	(54,313)
Issuance of common stock under dividend reinvestment plan	125,912	—	1,061	—	1,061
Issuance of common stock in extinguishment of debt	1,621,503	2	12,603	—	12,605
Distributions declared	—	—	—	(27,401)	(27,401)
Balance at June 30, 2025	42,027,567	$47	$535,423	$(251,675)	$283,795

Balance at December 31, 2025	45,613,815	51	559,355	(240,904)	318,502
Issuance of common stock, net of offering costs	—	—	10	—	10
Issuance of common stock pursuant to Merger Agreement	20,370,645	20	140,819	—	140,839
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	16,364	16,364
Net realized loss on investments	—	—	—	(6,283)	(6,283)
Net realized loss on extinguishment of debt	—	—	—	(1,432)	(1,432)
Net unrealized depreciation on investments	—	—	—	(43,133)	(43,133)
Issuance of common stock under dividend reinvestment plan	241,377	—	1,232	—	1,232
Issuance of common stock in extinguishment of debt	2,118,250	2	15,081	—	15,083
Repurchase of common stock	(1,365,222)		(6,231)	—	(6,231)
Distributions declared	—	—	—	(17,451)	(17,451)
Balance at June 30, 2026	66,978,865	$73	$710,266	$(292,839)	$417,500

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(34,484)	$(42,213)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	1,133	1,331
Net realized loss on investments	6,283	9,293
Net realized loss on extinguishment of debt	1,432	776
Net unrealized depreciation on investments	43,133	54,313
Purchase of investments	(162,766)	(116,058)
Principal payments received on investments	85,171	129,238
PIK interest on investments	(2,844)	(528)
Proceeds from sale of investments	2,008	784
Investment in RoHo Joint Venture	(215)	—
Warrants received in settlement of fee income	—	(10)
Accrued interest converted to common stock	32	105
Investments in money market funds acquired in Merger	141,264	—
Changes in assets and liabilities:
Decrease in interest receivable	1,046	185
(Increase) decrease in end-of-term payments	(116)	2,046
Decrease in unearned income	(237)	(1,794)
Decrease (increase) in other assets	823	(459)
Decrease in other accrued expenses	(294)	(491)
Increase (decrease) in base management fee payable	37	(101)
Net cash provided by operating activities	81,406	36,417
Cash flows from financing activities:
Repayment of 2022 Asset-Backed Notes	—	(46,909)
Repayment of 2026 Notes	(57,500)	—
Proceeds from issuance of common stock, net of offering costs	10	3,560
Advances on Credit Facilities	45,000	15,000
Repayment of Credit Facilities	(45,000)	—
Debt issuance costs	(124)	(2,155)
Distributions paid	(25,243)	(25,630)
Repurchase of common stock	(6,231)	—
Net cash used in financing activities	(89,088)	(56,134)
Net decrease in cash, cash equivalents and restricted cash	(7,682)	(19,717)
Cash, cash equivalents and restricted cash:
Beginning of period	142,693	100,868
End of period	$135,011	$100,868

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,882	$15,490
Supplemental non-cash operating and financing activities:
Common stock issued in connection with Merger (1)	$140,839	$—
Refinanced debt investment balances	$30,000	$46,250
Warrant investments received and recorded as unearned income	$1,160	$278
Debt converted to common stock	$15,050	$12,500
Distributions payable	$6,028	$13,869
End-of-term payments receivable	$9,858	$11,482
Non-cash income	$5,524	$4,150

Horizon Technology Finance Corporation and Subsidiaries

(1)	On April 14, 2026, in connection with the Merger (as defined in Note 1), the Company acquired net assets of $140.8 million for total stock consideration of $140.8 million. Refer to “Note 13 — MRCC Merger” for additional information on the Merger.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	June 30,
	2026	2025
Cash	$74,996	$24,664
Investments in money market funds	57,340	53,261
Restricted investments in money market funds	2,675	3,226
Total cash, cash equivalents and restricted cash	$135,011	$81,151

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 156.0% (8)
Non-Affiliate Debt Investments — 150.5% (8)
Non-Affiliate Debt Investments — Life Science — 73.2% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	$10,000	$9,962	$9,962
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,500	5,479	5,479
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,981	4,981
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	5,000	4,981	4,981
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,500	3,489	3,489
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,500	3,489	3,489
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,500	3,489	3,489
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,500	3,489	3,489
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	11.62	% (11)	1-month SOFR	4.00%	6.00%	—	—	February 27, 2031	10,455	10,255	10,531
Pelthos Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	10,000	9,796	9,796
		Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	10,000	9,796	9,796
		Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	5,000	4,898	4,898
		Term Loan	10.50%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	5,000	4,898	4,898
Provivi, Inc. (2)(12)(13)	Biotechnology	Term Loan	12.11%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,622	1,306	795
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,622	1,306	795
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	811	649	397
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	811	649	397
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	811	649	397
		Term Loan	12.11%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	811	649	396

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Avive Solutions, Inc. (2)(12)	Medical Device	Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	5,000	4,932	4,932
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	5,000	4,932	4,932
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,466	2,466
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,466	2,466
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,466	2,466
		Term Loan	9.75%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,466	2,466
Ceribell, Inc. (2)(5)(12)	Medical Device	Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	4,961	4,961
		Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	5,000	3,969	3,969
		Term Loan	9.50%		Prime	2.75%	9.25%	—	4.00%	March 1, 2029	4,000	4,880	4,880
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.07%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,801	2,801
		Term Loan	13.07%		Prime	6.32%	10.75%	—	10.88%	July 1, 2026	2,801	2,801	2,801
Hyperfine, Inc. (2)(5)(12)	Medical Device	Term Loan	11.00%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,614	4,614
		Term Loan	11.00%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,912	4,912
		Term Loan	11.00%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,912	4,912
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,946	4,946
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,946	4,946
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,946	4,946
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,152	2,152
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,414	2,414
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,439	2,439
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,717	3,717
		Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,717	3,717
MML US, Inc. (2)(12)	Medical Device	Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,604	2,534	2,534
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,604	2,584	2,584
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,207	5,169	5,169
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,207	5,169	5,169
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,168	5,129	5,129
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,168	5,129	5,129
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,002	4,952	4,952
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,002	4,952	4,952
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,890	9,890
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,890	9,890
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,945	4,945
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,945	4,945
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	October 1, 2030	5,000	4,933	4,933
Ossio, Inc. (2)(12)	Medical Device	Term Loan	10.00	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	12,613	12,436	12,436
		Term Loan	10.00	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	7,568	7,462	7,462
		Term Loan	10.00	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	2,513	2,477	2,477
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	10,000	9,758	9,758
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	10,000	9,858	9,858
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	3,750	3,697	3,697
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	3,750	3,697	3,697
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	2,500	2,465	2,465
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	2,500	2,465	2,465

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,947	4,947
		Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,205	4,205
		Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,205	4,205
		Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,474	2,474
Total Non-Affiliate Debt Investments — Life Science												307,432	305,677
Non-Affiliate Debt Investments — Sustainability — 1.4% (8)
Phigenics Holdings, Inc. (2)(12)	Other Sustainability	Term Loan	8.89%		1-month SOFR	5.25%	6.25%	—	—	June 18, 2032	5,000	4,931	4,937
		Term Loan	8.89%		1-month SOFR	5.25%	6.25%	—	—	June 18, 2032	1,000	988	988
Total Non-Affiliate Debt Investments — Sustainability												5,919	5,925
Non-Affiliate Debt Investments — Technology — 58.6% (8)
Glass Routes, LLC. (2)(12)	Communications	Term Loan	11.16	% (11)	3-monthSOFR	7.50%	3.00%	—	—	May 15, 2028	4,934	4,934	4,934
		Term Loan	11.16	% (11)	3-monthSOFR	7.50%	3.00%	—	—	May 15, 2028	839	830	838
Havenly, Inc. (2)(12)	Consumer-related Technologies	Term Loan	11.75%		Prime	5.00%	5.00%	—	16.79%	March 1, 2027	1,111	1,057	1,057
		Term Loan	11.75%		Prime	5.00%	5.00%	—	16.79%	March 1, 2027	1,667	1,590	1,590
		Term Loan (17)	10.50%		Prime	3.50%	10.50%	—	12.56%	February 1, 2028	3,375	1,910	3,370
		Term Loan	10.50%		Prime	3.50%	10.50%	—	12.56%	February 1, 2028	2,813	2,809	2,809
		Term Loan	10.50%		Prime	3.50%	10.50%	—	12.56%	February 1, 2028	2,813	2,809	2,809
Lyrical Foods, Inc. (2)(12)	Consumer-related Technologies	Term Loan	10.25%		Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	2,772	1,549
		Term Loan (17)	10.25%		Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,679	1,286	1,497
Apkudo, Inc. (2)(12)	Software	Term Loan	11.25%		Prime	4.25%	11.25%	—	3.00%	October 1, 2029	5,000	4,921	4,921
		Term Loan	11.25%		Prime	4.25%	11.25%	—	3.00%	October 1, 2029	5,000	4,921	4,921
Bastille Buyer, Inc. (2)(12)	Software	Term Loan	9.16%		3-monthSOFR	5.50%	6.25%	—	—	April 30, 2032	3,000	2,931	2,955
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	10.50%		Prime	3.75%	10.25%	—	3.00%	January 1, 2031	10,000	9,842	9,842
		Term Loan	10.50%		Prime	3.75%	10.25%	—	3.00%	January 1, 2031	7,500	7,419	7,419
		Term Loan	10.50%		Prime	3.75%	10.25%	—	3.00%	January 1, 2031	2,500	2,473	2,473
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,944	4,944
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,944	4,944
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,944	4,944
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	2,000	1,974	1,974
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	1,500	1,472	1,472
Dropoff, Inc. (2)(12)	Software	Term Loan (17)	13.25	% (11)	Prime	6.50%	9.75%	—	3.50%	June 30, 2028	8,116	2,716	4,771
		Term Loan	13.25	% (11)	Prime	6.50%	9.75%	—	3.50%	June 30, 2028	1,865	1,865	1,096
		Term Loan	13.25	% (11)	Prime	6.50%	9.75%	—	3.50%	June 30, 2028	9,198	9,198	5,407
		Term Loan	0.00%			-	-	—	-	June 30, 2028	5,000	5,000	2,939
HappyCo, Inc. (2)(12)	Software	Term Loan	11.13%		Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,974	2,974
		Term Loan	11.13%		Prime	3.75%	11.00%	—	2.75%	February 1, 2030	3,000	2,974	2,974
		Term Loan	11.13%		Prime	3.75%	11.00%	—	2.75%	February 1, 2030	2,000	1,981	1,981
		Term Loan	11.13%		Prime	3.75%	11.00%	—	2.75%	February 1, 2030	2,000	1,979	1,979

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
HiveMQ Inc. (2)(12)	Software	Term Loan	11.00%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,800	4,800
		Term Loan	11.00%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,950	4,950
		Term Loan	11.00%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,950	4,950
		Term Loan	11.00%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,950	4,950
		Term Loan	11.00%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,950	4,950
Kodiak Robotics, Inc. (2)(12)	Software	Term Loan	10.25%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	15,000	14,649	14,649
		Term Loan	10.25%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	7,500	7,325	7,325
		Term Loan	10.25%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	7,500	7,325	7,325
MasteryPrep, LLC (2)(12)	Software	Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,416	7,416
		Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,441	7,441
Mirantis, Inc. (2)(12)	Software	Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	3,750	3,720	3,720
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	3,750	3,720	3,720
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	3,750	3,720	3,720
		Term Loan	11.75%		Prime	3.50%	11.75%	—	4.00%	October 1, 2028	3,750	3,720	3,720
Samba TV, Inc. (2)(12)	Software	Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	10,064	9,855	9,855
		Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	7,548	7,448	7,448
		Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	5,032	4,965	4,965
		Term Loan	10.25	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	2,516	2,483	2,483
Stellar Cyber, Inc. (2)(12)	Software	Term Loan	10.50%		Prime	3.75%	10.50%	—	4.00%	April 1, 2030	5,000	4,840	4,840
		Term Loan	10.50%		Prime	3.75%	10.50%	—	4.00%	April 1, 2030	5,000	4,940	4,940
		Term Loan	10.50%		Prime	3.75%	10.50%	—	4.00%	April 1, 2030	5,000	4,940	4,940
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,396	2,393	2,188
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,354	3,350	3,064
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,396	2,393	2,188
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,438	1,436	1,313
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,989	4,563
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,197	2,169	2,169
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,197	2,169	2,169
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,197	2,158	2,158
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	2,197	2,158	2,158
Volt Bidco, Inc. (2)(12)	Software	Term Loan	8.91%		3-monthSOFR	5.25%	6.00%	—	—	April 30, 2032	4,000	3,926	4,000
Total Non-Affiliate Debt Investments — Technology												249,717	244,460

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Healthcare information and services — 17.3% (8)
BrightInsight, Inc. (2)(12)	Software	Term Loan (17)	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	5,500	2,905	4,110
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	6,417	6,407	4,788
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,204	2,395
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,204	2,395
		Term Loan	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,750	2,738	2,046
		Term Loan (17)	12.50%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,250	1,277	1,682
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	10,000	9,908	9,908
		Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	5,000	4,954	4,954
		Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	5,000	4,954	4,954
		Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	5,000	4,954	4,954
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,710	3,710
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,710	3,710
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,420	7,420
Hometeam Technologies, Inc. (2)(12)(13)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,000
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,000
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,000
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,000
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	3,000
Total Non-Affiliate Debt Investments — Healthcare information and services											83,250	72,026
Total Non- Affiliate Debt Investments											$646,318	$628,088

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 4.0% (8)
Non-Affiliate Warrants — Life Science — 1.8% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	149	$311	$—
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock Warrant	400,000	5	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	13,821	372	180
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	134,614	138	74
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	178,631	93	5
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	381,625	161	—
Pelthos Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	65,488	369	507
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	—
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	454,544	266	7
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	701
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,337
Avive Solutions, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,434,720	86	88
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	—
Ceribell, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	89,903	147	997
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	61,170	—	4
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,152,669	162	2
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	13,203,395	268	—
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	474
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	4
Hyperfine, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	562,500	173	211
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	9,605,358	559	1,701

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	900,043	194	248
Meditrina, Inc. (12)	Medical Device	Preferred Stock Warrant	233,993	83	84
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	103,172	47	171
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	443,674	192	206
Ossio, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	34,066	116	119
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	5,592,571	443	337
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	27,139	65	—
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	45,101	109	23
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	379	116
Total Non-Affiliate Warrants — Life Science				6,014	7,596
Non-Affiliate Warrants — Sustainability — 0.0% (8)
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	3
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	122,717	53	43
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	66,605	185	29
Total Non-Affiliate Warrants — Sustainability				252	75
Non-Affiliate Warrants — Technology — 2.1% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	2,654	50	39
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	1,269
Alula Holdings, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	20,000	93	—
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	224,712	57	—
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	43
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	13,068	80	61
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	71,014	538	770
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,633,929	3,463	3,239
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	500	41	49
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	21
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,833	325	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	—
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	22
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	175
Global Worldwide LLC (2)(12)	Internet and Media	Preferred Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	78
Skillshare, Inc. (2)(12)	Internet and Media	Preferred Stock Warrant	139,316	162	—
Liqid, Inc. (2)(12)	Networking	Common Stock Warrant	344,102	364	—
Apkudo, Inc. (2)(12)	Software	Preferred Stock Warrant	31,848	97	64
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	194,570	137	509
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	274,243	147	188
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	723,228	455	—
HappyCo, Inc. (2)(12)	Software	Preferred Stock Warrant	96,228	26	45
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	—
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	202,616	57	76
Mirantis, Inc. (2)(12)	Software	Common Stock Warrant	948,275	223	1,419

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	3
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	89
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	61,064	57	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	47
Stellar Cyber, Inc. (2)(12)	Software	Common Stock Warrant	180,021	40	40
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	—
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	146
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	337
Total Non-Affiliate Warrants — Technology				8,096	8,729
Non-Affiliate Warrants — Healthcare information and services — 0.1% (8)
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	326,640	144	201
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	232,871	168	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	163	102
Total Non-Affiliate Warrants — Healthcare information and services				666	303
Total Non-Affiliate Warrants				$15,028	$16,703
Non-Affiliate Other Investments — 0.6% (8)
Non-Affiliate Other Investments — Life Science — 0.6% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Royalty Agreement		$5,073	$—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Royalty Agreement		457	457
Tallac Therapeutics, Inc. (12)	Medical Device	Royalty Agreement		—	—
Aerobiotix, LLC (12)	Medical Device	Royalty Agreement		1,250	1,743
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,083	351
ZetrOz, Inc. (12)	Medical Device	Royalty Agreement		—	—
Total Non-Affiliate Other Investments — Life Science				7,863	2,551
Non-Affiliate Other Investments — Technology — 0.0% (8)
Better Place Forests Co. (12)(16)	Consumer-related Technologies	Other Investment		10,007	—
Total Non-Affiliate Other Investments — Technology				10,007	—
Total Non-Affiliate Other Investments				$17,870	$2,551
Non-Affiliate Equity — 0.9% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock	66,170	$14	$8
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	134
Castle Creek Biosciences, Inc. (12)	Biotechnology	Common Stock	1,162	250	217
Axiom Space Holdings, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	16,247,754	976	975
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	2,119,272	500	500
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	12
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	—
Kodiak Robotics, Inc. (2)(5)	Software	Common Stock	338,798	3,100	1,721
Total Non-Affiliate Equity				$8,094	$3,946
Total Non-Affiliate Portfolio Investment Assets				$687,310	$651,288

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 6.0% (8)
Non-Controlled Affiliate Debt Investments — 4.8% (8)
Hound Labs II, LLC (12)	Diagnostics	Term Loan	12.75	% (11)	Prime	6.00%	9.25%	—	—	July 1, 2027	$7,236	$7,237	$6,749
NextCar Holding Company, Inc. (12)(14)	Consumer-related Technologies	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	March 31, 2026	1,873	1,873	936
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	790	833	—
		Term Loan (17)	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	304	173	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)(13)	Other Sustainability	Term Loan (17)	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	5,564	636	561
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	3,709	3,593	370
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	1,855	1,797	185
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	3,709	3,593	370
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	1,855	1,797	185
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	3,709	3,591	370
		Term Loan	11.75	% (11)	Prime	5.00%	11.75%	—	2.75%	September 1, 2028	1,855	1,795	185
		Revolver	12.75%		Prime	6.00%	9.75%	—	—	March 31, 2027	5,000	5,000	5,000
		Revolver	12.75%		Prime	6.00%	9.75%	—	—	March 31, 2027	5,000	4,189	5,000
Total Non-Controlled Affiliate Debt Investments												36,107	19,911

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Controlled Affiliate Other Investments — 0.3% (8)
Evelo Holdings, Inc. (2)(5)(12)(15)	Biotechnology	Other Investment		20,092	1,486
Total Non-Controlled Affiliate Other Investments				20,092	1,486
Non-controlled Affiliate Equity — 0.9% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Hound Labs II, LLC (12)	Diagnostics	Preferred Stock	4,769	4,764	3,811
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	—	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	168,377	9,751	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Common Stock	4,274,555	1,292	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)	Other Sustainability	Preferred Stock	1,964,733	13,209	—
Total Non-Controlled Affiliate Equity				34,016	3,811
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$90,342	$25,208

Controlled Affiliate Investments — 0.1% (8)
Controlled Affiliate Equity — Financial — 0.1% (8)
RoHo Capital Opportunity Fund LLC (12)(18)	Investment funds			$215	$215
Total Controlled Affiliate Equity				215	215
Total Controlled Affiliate Portfolio Investment Assets				$215	$215

Total Portfolio Investment Assets — 162.1% (8)				$777,867	$676,711

Short Term Investments - Unrestricted Investments - 13.7% (8)
US Bank Money Market Deposit Account	57,340	57,340
Total Short Term Investments - Unrestricted Investments	$57,340	$57,340

Short Term Investments - Restricted Investments - 0.6% (8)
US Bank Money Market Deposit Account	2,675	2,675
Total Short Term Investments - Restricted Investments	$2,675	$2,675

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  June 30, 2026 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of June 30, 2026, 0.6% and 0.0% the Company's total assets on a cost and fair value basis, respectively, are in non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Investment has a PIK feature in which the accrued interest or a portion of the accrued interest is added to the then-outstanding principal amount of the investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of June 30, 2026.
(14)	Debt investment is on non-accrual status as of June 30, 2026 and interest payments will be recognized as income on a cash basis.
(15)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment".
(16)	The investment originally consisted of debt investments in Better Place Forests Co. (“Better Place”). On April 30, 2025, Better Place transferred ownership of all of its right, title and interest in and to all of its tangible and intangible assets to Better Place ABC, LLC, a California limited liability company (“BP ABC”) and BP ABC sold a portion of such assets to Memorial Forests Foundation in consideration for, among other things, the assumption of certain liabilities of BP ABC. The Company has a first priority security interest in the remaining assets of BP ABC, including certain rights to employee retention tax credits, so if any payments are received by BP ABC, the Company will receive a portion of the proceeds from the same, until such time, if ever, that all of the obligations of BP ABC to the Company are repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment".
(17)	On August 6, 2025, the Company purchased a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by Waterfall Asset Management (“WAM”), for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and the Advisor (as defined in Note 1) had previously entered into Master Program Agreement in March 2021 whereby the Advisor offered WAM the opportunity to participate, as a co-lender with the Company, in debt investments originated by the Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.
(18)

On March 18, 2026, the Company and CR Financial Holdings, Inc. (“CRFH”) entered into a limited liability company agreement (the “LLC Agreement”) to form a new joint venture, RoHo Capital Opportunity Fund LLC f/k/a HRZN CRFH LLC (the “RoHo Joint Venture”). The RoHo Joint Venture is intended to enhance the investment strategy of the Company by providing growth capital financing solutions to small and micro-cap public companies.  All investments by the RoHo Joint Venture must be approved by the unanimous vote of the RoHo Joint Venture’s investment committee, which is comprised of an equal number of representatives designated by each of the Company and CRFH.

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

On April 14, 2026, the Company completed its previously announced merger with Monroe Capital Corporation (“MRCC”), HMMS, Inc. (“Merger Sub”), Monroe Capital BDC Advisors, LLC, and Horizon Technology Finance Management LLC (the “Advisor”), pursuant to the Agreement and Plan of Merger, dated as of August 7, 2025 (the “Merger Agreement”). Pursuant to the Merger Agreement, immediately following the Asset Sale (as defined below) and at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into MRCC, with MRCC continuing as the surviving company and as a wholly owned subsidiary of the Company, and, immediately thereafter, MRCC merged into the Company, with the Company continuing as the surviving company (collectively, the “Mergers”). MRCC also entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Monroe Capital Income Plus Corporation (“MCIP”), and MC Advisors, pursuant to which, MCIP acquired all of MRCC’s investment assets and liabilities at fair value, for cash (the “Asset Sale” and together with the Merger, the “Transactions”).

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

Principles of consolidation

As required under GAAP and Regulation S-X, the Company will generally consolidate its investment in a company that is an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in the RoHo Joint Venture.

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

The chief operating decision maker (“CODM”) is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Investment Officer. The CODM assesses the performance of and makes operating decisions on behalf of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in recommending to the Company's board of directors (the “Board”) the amount of distributions to be made to the Company’s stockholders and the Board makes the determination of the amount of distributions to be made to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the Company’s Consolidated Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the Company’s Consolidated Statements of Operations.

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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of June 30, 2026, there were four investments on nonaccrual status with a cost of $57.0 million and a fair value of $31.3 million. As of December 31, 2025, there were three investments on non-accrual status with a cost of $32.8 million and a fair value of $24.5 million. For the three and six months ended June 30, 2026, the Company recognized $0.03 million and $0.1 million, respectively, of interest income from debt investments while on non-accrual status. For the three and six months ended June 30, 2025, the Company recognized as interest income $0.2 million received from debt investments while on non-accrual status

From time to time, the Company may have debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. As of June 30, 2026 and  December 31, 2025, there were eight and six, respectively, investments with PIK provisions. For the three months ended  June 30, 2026 and 2025, PIK interest income totaled $1.6 million and $0.2 million, respectively. For the three months ended  June 30, 2026 and 2025, 6.3% and 1.0%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the six months ended June 30, 2026 and 2025, PIK interest income totaled $2.8 million and $0.5 million, respectively. For the six months ended June 30, 2026 and 2025, 5.8% and 1.1%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended June 30, 2026, one debt investment, which had accrued PIK interest into income of $0.2 million during the three months ended June 30, 2026 was placed on nonaccrual status as of  June 30, 2026. For the three months ended June 30, 2025, there were no debt investments which had accrued PIK interest into income placed on nonaccrual status as of  June 30, 2025, respectively. For the six months ended June 30, 2026, one debt investment, which had accrued PIK interest into income of $0.8 million during the six months ended June 30, 2026 placed on nonaccrual status as of June 30, 2026. For the six months ended June 30, 2025, one debt investment, which had accrued PIK interest into income of $0.2 million during the six months ended June 30, 2025 was placed on nonaccrual status as of  June 30, 2025.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  June 30, 2026 and 2025 was 4.4% and 2.8%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2026 and 2025 was 5.2% and 3.7%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company determines, at the time the RoHo Joint Venture makes distributions to the Company, whether the distributions should be recorded by the Company as dividend income or a return of capital. Generally, the Company will not record distributions from the RoHo Joint Venture as dividend income unless there are sufficient accumulated tax-basis earnings and profit in the RoHo Joint Venture prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended June 30, 2026 and the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through  June 30, 2026, the RoHo Joint Venture did not distribute dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  June 30, 2026 and  December 31, 2025 was $8.2 million and $10.6 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of June 30, 2026 and  December 31, 2025 were $8.2 million and $8.9 million, respectively. The amortization expense for the three months ended  June 30, 2026 and 2025 was $0.6 million and $0.7 million, respectively. The amortization expense for the six months ended June 30, 2026 and 2025 was $1.1 million and $1.3 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended June 30, 2026 and 2025, $0.3 and $0.4 million, respectively, was accrued for U.S. federal excise tax. For the six months ended June 30, 2026 and 2025, $0.5 and $0.8 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at June 30, 2026 and  December 31, 2025. The Company’s income tax returns for the 2026, 2025, 2024 and 2023 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three months ended June 30, 2026 and 2025, the Company did not sell shares of common stock under the 2023 Equity Distribution Agreement.

During the six months ended June 30, 2026, the Company did not sell shares of common stock under the 2023 Equity Distribution Agreement.

During the six months ended June 30, 2025, the Company sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, the Company received total accumulated net proceeds of approximately $3.6 million, including $0.2 million of offering expenses, from these sales.

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of June 30, 2026, shares representing approximately $64.3 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On May 1, 2026, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $10.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of the Company's most recently disclosed net asset value per share. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company intends to comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $10.0 million of the Company’s common stock. During three and six months ended June 30, 2026, the Company repurchased 1,365,222 shares of its common stock at an average price of $4.54 on the open market at a total cost of $6.2 million. During the three and six months ended June 30, 2025, the Company did not make any repurchases of its common stock under its stock repurchase program. From the date of the inception of the Company’s stock repurchase program through June 30, 2026, the Company repurchased 1,532,687 shares of its common stock at an average price of $5.27 on the open market at a total cost of $8.1 million. From time to time, the Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting disclosure requirements and enhances the organization of interim reporting guidance. ASU 2025-11 is effective for interim reporting periods within fiscal years beginning after  December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact ASU No. 2025-11.

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

The base management fee payable at June 30, 2026 and  December 31, 2025 was $1.0 million. The base management fee expense was $3.1 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively. The base management fee expense was $6.3 million and $6.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

There was no performance based incentive fee expense for the three months ended June 30, 2026 and 2025. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended June 30, 2026 and 2025, which resulted in $0.4 million and $2.3 million, respectively, of reduced expense and additional net investment income. The performance based incentive fee expense was $1.8 million six months ended June 30, 2026. There was no performance based incentive fee expense for the six months ended June 30, 2025. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the six months ended June 30, 2026 and 2025, which resulted in $0.8 million and $4.4 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment. There was no performance based incentive fee payable as of June 30, 2026 and  December 31, 2025.

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

During the three and six months ended June 30, 2026, $3.1 million and $3.3 million, respectively, of the incentive fee deferred under the Incentive Fee Cap and Deferral Mechanism expired. The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  June 30, 2026:

Expiration	Total
(In thousands)
September 30, 2026	3,471
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
March 31, 2028	2,144
June 30, 2028	2,290
September 30, 2028	2,799
December 31, 2028	1,650
March 31, 2029	382
June 30, 2029	373
Total	$25,431

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended June 30, 2026 and 2025. The administrative fee expense was $1.1 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively. The administrative fee payable at  June 30, 2026 and  December 31, 2025 was $0.4 million and $0.3 million, respectively. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

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

Exemptive Relief

The Advisor may provide the Company with an opportunity to co-invest with other investment vehicles managed by the Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, the Company and its affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by the Advisor, Monroe and their affiliates. On December 17, 2025, the SEC granted Monroe and its affiliates, the Advisor, and the Company exemptive relief for co-investments for the Company, the Advisor, Monroe and its affiliates. The Company is required to comply with all terms and conditions required therein. The exemptive relief affords the Advisor greater flexibility to negotiate the terms of co-investments if the Board determines that it would be advantageous for the Company to co-invest with other accounts sponsored or managed by the Advisor, Monroe or their affiliates in a manner consistent with the Company's investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Note 4. Investments

The following table shows the Company’s investments as of June 30, 2026 and  December 31, 2025:

	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$682,425	$647,999	$602,488	$596,025
Warrants	15,155	16,703	14,868	16,648
Other	37,962	4,037	45,258	3,444
Equity	42,110	7,757	42,655	31,127
Equity interest in RoHo Joint Venture	215	215	—	—
Total investments	$777,867	$676,711	$705,269	$647,244

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of June 30, 2026 and  December 31, 2025:

	June 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$117,812	$86,231	$94,280	$61,829
Medical Device	230,456	232,913	227,893	222,485
Technology
Communications	6,286	7,459	522	3,142
Consumer-Related	30,840	19,800	31,204	21,846
Data Storage	417	197	417	230
Internet and Media	329	78	329	151
Networking	364	—	364	—
Software	237,700	228,691	199,608	190,911
Sustainability
Alternative Energy	—	—	4,914	4,905
Energy Efficiency	125	15	125	9
Other Sustainability	57,406	18,223	50,321	49,315
Healthcare Information and Services
Diagnostics	12,001	10,560	11,553	11,369
Other	38,889	30,041	38,668	34,508
Software	45,027	42,288	45,071	46,544
Investment funds
RoHo Capital Opportunity Fund LLC	215	215	—	—
Total investments	$777,867	$676,711	$705,269	$647,244

RoHo Capital Opportunity LLC

On March 18, 2026, the Company and CRFH entered into the LLC Agreement to form the RoHo Joint Venture. The RoHo Joint Venture is intended to enhance the investment strategy of the Company by providing growth capital financing solutions to small and micro-cap public companies.

The Company has committed to invest up to $87.5 million in the RoHo Joint Venture and CRFH has committed to invest up to $12.5 million in the RoHo Joint Venture. Investments by each of the Company and CRFH in the RoHo Joint Venture will be made in the form of membership interests. All investments by the RoHo  Joint Venture must be approved by the unanimous vote of the RoHo Joint Venture’s investment committee, which is comprised of an equal number of representatives designated by each of the Company and CRFH. Further, all other decisions regarding the management of the RoHo Joint Venture require the approval of the majority of the RoHo Joint Venture’s board of directors, which is comprised of an equal number of representatives from each of the Company and CRFH.

As of  June 30, 2026, no investments were made by the RoHo Joint Venture. The following tables show certain summarized financial information for the RoHo Joint Venture as of June 30, 2026 and for the three months ended June 30, 2026 and for the period March 18, 2026 through June 30, 2026:

June 30,
2026
Assets
Investments in money market funds	200
Contributions receivable	430
Total assets	$630
Liabilities
Other liabilities	630
Total liabilities	630

Commitments and contingencies

Members’ Capital
Members’ capital	—
Total members’ capital	—
Total liabilities and members’ capital	$630

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	For the three months	For the period March 18,
	ended	2026 through
	June 30, 2026
	(In thousands)
Selected Statements of Operations Information
Total investment income	$—	$—
Total expenses	$430	$430
Net investment income	$(430)	$(430)
Net decrease in net assets resulting from operations	$(430)	$(430)

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended June 30, 2026 were as follows:

			Three months ended June 30, 2026
	Fair value at				Transfers		Net		Fair value at
Portfolio	March 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2026	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2026	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	1,486	—	—	—	—	—	—	—	1,486	—
Hound Labs II LLC	11,573	—	—	228	—	—	(1,241)	—	10,560	228
Nexii, Inc.	—	3	—	—	—	—	(3)	—	—	28
NextCar Holding Company, Inc.	1,005	—	(151)	—	—	—	82	—	936	34
Shengrow Inc.	50,138	—	—	212	—	109	(38,233)	—	12,226	21
Total non-controlled affiliates	$64,202	$3	$(151)	$440	$—	$109	$(39,395)	$—	$25,208	$311

Transactions related to investments in non-controlled affiliated companies for the three months ended June 30, 2025 were as follows:

			Three months ended June 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	March 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—		$—	$—
Evelo Biosciences, Inc.	8,307	—	—	—	—	—	(1,600)	—	6,707	—
Total non-controlled affiliates	$8,307	$—	$—	$—	$—	$—	$(1,600)	$—	$6,707	$—

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2026 were as follows:

			Six months ended June 30, 2026
	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,				in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2025	Purchases	Sales	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2026	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	1,486	—	—	—	—	—	—	—	1,486	—
Hound Labs II LLC	11,369	—	—	447	—	—	(1,256)	—	10,560	447
Nexii, Inc.	—	7	—	—	—	—	(7)	—	—	55
NextCar Holding Company, Inc.	1,079	—	(394)	—	—	—	251	—	936	89
Shengrow Inc.	49,210	—	—	834	—	415	(38,233)	—	12,226	1,293
Total non-controlled affiliates	$63,144	$7	$(394)	$1,281	$—	$415	$(39,245)	$—	$25,208	$1,884

Transactions related to investments in non-controlled affiliated companies for the six months ended June 30, 2025 were as follows:

			Six months ended June 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	8,307	2	—	—	—	—	(1,602)	—	6,707	—
Total non-controlled affiliates	$8,307	$2	$—	$—	$—	$—	$(1,602)	$—	$6,707	$—

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended  June 30, 2026.

			Three months ended June 30, 2026

	Fair value at				Transfers		Net		Fair value at
Portfolio	March 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2026	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2026	income
	(In thousands)
RoHo Capital Opportunity Fund LLC(1)	$—	$215		$—	$—	$—			$215	$—
Total controlled affiliates	$—	$215	$—	$—	$—	$—	$—	$—	$215	$—

(1)

The Company and CRFH are the members of the RoHo Joint Venture, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in the RoHo Joint Venture in the form of capital contributions as the RoHo Joint Venture makes investments or incurs expenses, and all portfolio and other material decisions regarding the RoHo Joint Venture must be submitted to the RoHo Joint Venture’s board of directors which is comprised of an equal number of directors appointed by each of the Company and CRFH. Accordingly, the Company does not have sole control over the RoHo Joint Venture.

Transactions related to investments in controlled affiliated companies for the three months ended June 30, 2025 were as follows:

			Three months ended June 30, 2025

	Fair value at				Transfers		Net		Fair value at	Interest
Portfolio	March 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	income
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	(reversal)
	(In thousands)
Better Place Forests Co.	$879	$1,107	$—	$—	$—	$—	$(1,107)	$—	$879	$—
HIMV LLC	5,290	—	—	—	—	—	(4,425)	—	865	—
Nexii, Inc.	8,700	11	—	—	—	—	—	—	8,711	20
Swift Health Systems, Inc.	—	137	—	—	—	—	(137)	—	—	—
Total controlled affiliates	$14,869	$1,255	$—	$—	$—	$—	$(5,669)	$—	$10,455	$20

Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2026.

			Six months ended June 30, 2026

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2026	income (reversal)
	(In thousands)
RoHo Capital Opportunity Fund LLC(1)	$—	$215		$—	$—	$—			$215	$—
Total controlled affiliates	$—	$215	$—	$—	$—	$—	$—	$—	$215	$—

1)

The Company and CRFH are the members of the RoHo Joint Venture, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in the RoHo Joint Venture in the form of capital contributions as the RoHo Joint Venture makes investments or incurs expenses, and all portfolio and other material decisions regarding the RoHo Joint Venture must be submitted to the RoHo Joint Venture’s board of directors which is comprised of an equal number of directors appointed by each of the Company and CRFH. Accordingly, the Company does not have sole control over the RoHo Joint Venture.

Transactions related to investments in controlled affiliated companies for the six months ended June 30, 2025 were as follows:

			Six months ended June 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	June 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Better Place Forests Co.	$—	$2,048	$—	$—	$—		$(1,169)	$—	$879	$—
HIMV LLC	6,230	—	—	—	—	—	(5,365)	—	865	—
Nexii, Inc.	8,547	11	—	—	—	—	153	—	8,711	40
Swift Health Systems, Inc.	17,042	2,146	—	208	—	9	(19,405)	—	—	(81)
Total controlled affiliates	$31,819	$4,205	$—	$208	$—	$9	$(25,786)	$—	$10,455	$(41)

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of June 30, 2026 and  December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$647,999	$647,999
Warrant investments	—	2,590	14,113	16,703
Other investments	—	—	4,037	4,037
Equity investments	1,875	—	5,882	7,757
Equity interest in RoHo Joint Venture (1)	—	—	—	215
Total investments	$1,875	$2,590	$672,031	$676,711

(1)	The fair value of the Company's investment in the RoHo Joint Venture is determined using the net asset value of the Company's ownership interest in member's capital.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$596,025	$596,025
Warrant investments	—	1,916	14,732	16,648
Other investments	—	—	3,444	3,444
Equity investments	3,988	—	27,139	31,127
Total investments	$3,988	$1,916	$641,340	$647,244

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2026 and  December 31, 2025. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of June 30, 2026:

June 30, 2026
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$581,983	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 20%	12%

	66,016	Multiple Probability Weighted Cash Flow Model	Probability Weighting	5% – 100%	50%

Warrant investments	14,113	Black-Scholes Valuation Model	Asset Value Per Share	$0.00 – $807.91	$11.94
			Average Industry Volatility	24%	24%
			Marketability Discount	0% – 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	4,037	Multiple Probability Weighted Cash Flow Model	Discount Rate	10% – 100%	40%
			Probability Weighting	100%	100%

Equity investments	5,882	Last Equity Financing	Price Per Share	$0.06 – $1,000.00	$663.72
			Discount Rate	0% – 20%	13%

	—	Scenario Model	Probability Weighting	100%	100%

Total Level 3 investments	$672,031

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2025:

December 31, 2025
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$558,294	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	13%

	37,731	Multiple Probability Weighted Cash Flow Model	Probability Weighting	30% – 100%	56%

Warrant investments	14,732	Black-Scholes Valuation Model	Asset Value Per Share	$0.00 – $807.91	$13.72
			Average Industry Volatility	24%	24%
			Marketability Discount	0 – 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	3,444	Multiple Probability Weighted Cash Flow Model	Discount Rate	20% – 100%	44%
			Probability Weighting	0% – 100%	100%

Equity investments	27,139	Last Equity Financing	Price Per Share	$0.06 – $1,000.00	$186.54

	—	Scenario Model	Probability Weighting	100%	100%

Total Level 3 investments	$641,340

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On June 30, 2026, the closing price of the 2027 Notes on the New York Stock Exchange was $24.83 per note, and the 2027 Notes had an aggregate fair value of $57.1 million. Therefore, the Company has categorized this borrowing as Level 1 within the fair value hierarchy described above. Based on market yields on  June 30, 2026, the fair value of the 2028 Notes (as defined in Note 7) was $57.1 million and are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  June 30, 2026, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $2.7 million, and the 2031 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  June 30, 2026, the fair value of the 2030 Convertible Notes (as defined in Note 7) was $16.2 million, and the 2030 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended June 30, 2026:

	Three months ended June 30, 2026
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$645,629	$14,994	$27,139	$3,664	$691,426
Purchase of investments	72,762	—	—	—	72,762
Warrants received and classified as Level 3		247	—	—	247
Principal payments received on investments	(46,859)	—	—	(264)	(47,123)
PIK interest on investments	1,566	—	—	—	1,566
Proceeds from sale of investments	(1)	(1,229)	(622)	(52)	(1,904)
Net realized gain (loss) on investments	1	955	200	(7,278)	(6,122)
Unrealized (depreciation) appreciation included in earnings	(25,005)	(431)	(20,712)	7,510	(38,638)
Transfer out of Level 3	—	(89)	—	—	(89)
Transfer out of warrant and equity investments	—	(334)	(123)	457	—
Other	(94)	—	—	—	(94)
Level 3 assets, end of period	$647,999	$14,113	$5,882	$4,037	$672,031

During the three months ended June 30, 2026, there was one transfer out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 2 upon the portfolio company becoming a public company. During the three months ended June 30, 2026, there were no transfers into Level 3.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2026:

	Six months ended June 30, 2026
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$596,025	$14,732	$27,139	$3,444	$641,340
Purchase of investments	162,766	—	—	—	162,766
Warrants received and classified as Level 3	—	618	—	—	618
Principal payments received on investments	(84,749)	—	—	(422)	(85,171)
PIK interest on investments	2,844	—	—	—	2,844
Proceeds from sale of investments	(1)	(1,230)	(641)	(136)	(2,008)
Net realized gain (loss) on investments	2	690	219	(7,194)	(6,283)
Unrealized (depreciation) appreciation included in earnings	(27,965)	(274)	(20,712)	7,888	(41,063)
Transfer out of Level 3	—	(89)	—	—	(89)
Transfer out of warrant and equity investments	—	(334)	(123)	457	—
Other	(923)	—	—	—	(923)
Level 3 assets, end of period	$647,999	$14,113	$5,882	$4,037	$672,031

During the six months ended June 30, 2026, there was one transfer out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 2 upon the portfolio company becoming a public company. During the six months ended June 30, 2026, there were no transfers into Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at June 30, 2026 includes $27.4 million in unrealized depreciation on debt and other investments, $20.6 million in unrealized depreciation on equity investments and $0.1 million in unrealized appreciation on warrant investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2025:

	Six months ended June 30, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$638,779	$16,438	$25,611	$14,637	$695,465
Purchase of investments	113,854	—	2,189	15	116,058
Warrants received and classified as Level 3	—	282	—	—	282
Principal payments received on investments	(129,238)	—	—	—	(129,238)
PIK interest on investments	528	—	—	—	528
Proceeds from sale of investments	(2)	(579)	(203)	—	(784)
Net realized (loss) gain on investments	(9,363)	(99)	169	—	(9,293)
Unrealized (depreciation) appreciation included in earnings	(34,811)	4,414	(14,854)	(8,294)	(53,545)
Transfer out of warrant investments	(2,093)	—	—	2,093	—
Other	1,517	—	—	—	1,517
Level 3 assets, end of period	$579,171	$20,456	$12,912	$8,451	$620,990

During the six months ended June 30, 2025, there were no transfers in or out of Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at  June 30, 2025 includes $45.5 million in unrealized depreciation on debt and other investments, $14.7 million in unrealized depreciation on equity investments and $3.9 million in unrealized appreciation on warrant investments.

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

As of June 30, 2026 and  December 31, 2025, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of June 30, 2026 and  December 31, 2025:

	June 30, 2026			December 31, 2025
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	200,000	90,000	110,000
2028 Notes	57,500	57,500	—	57,500	57,500	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	—	—	—	57,500	57,500	—
2030 Convertible Notes	16,450	16,450	—	31,500	31,500	—
2031 Convertible Notes	2,750	2,750	—	2,750	2,750	—
Total before debt issuance costs	734,200	405,200	329,000	806,750	477,750	329,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,757)	—	—	(4,723)	—
Total borrowings outstanding, net	$734,200	$402,443	$329,000	$806,750	$473,027	$329,000

As of June 30, 2026, with certain limited exceptions, the Company, as a BDC, was only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, was at least 150% after such borrowings. In accordance with GAAP, any borrowings of the RoHo Joint Venture are not included in the asset coverage calculation. As of June 30, 2026, the asset coverage for borrowed amounts was 203%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On February 26, 2026, the Company amended the Key Facility, among other things, (i) to make Michael P. Balkin and Paul G. Seitz each an “Authorized Person”, (ii) to amend certain requirements to make a debt investment eligible for the borrowing base and (ii) to amend certain concentration limits. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with an interest rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. As of June 30, 2026, the Company was in material compliance with the terms of the Key Facility. The prime rate was 6.75% on June 30, 2026 and December 31, 2025. The average interest rate on the Key Facility for the three months ended June 30, 2026 and 2025 was 6.85% and 7.60%, respectively. The average interest rate on the Key Facility for the six months ended June 30, 2026 and 2025 was 6.85% and 7.60%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of June 30, 2026 and  December 31, 2025, the Company had borrowing capacity under the Key Facility of $150.0 million. At June 30, 2026 and  December 31, 2025, $82.7 million and $49.6 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

There were $181.0 million in advances made by the NYL Noteholders as of June 30, 2026 and  December 31, 2025. The interest rate was 6.61% and 6.55% as of June 30, 2026 and 2025, respectively. As of June 30, 2026 and  December 31, 2025, the Company had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2026 and  December 31, 2025, $7.9 million and $1.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2026 and December 31, 2025, there were approximately $1.4 million of such restricted investments.

As of June 30, 2026, the Company was in material compliance with the terms of the NYL Facility.

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

On May 23, 2025, the Company amended its Nuveen Facility to, among other things, extend the investment period to June 21, 2028 and the maturity date to June 10, 2034 and increase the commitment by $100.0 million which enables its wholly-owned subsidiary to issue up to $200.0 million of secured notes. In addition, the amendment amended the interest rate for advances made after May 23, 2025, fixing the interest rate at the greater of (i) 5.00% and (ii) the Pricing Benchmark plus 2.95%.

On May 20, 2026, the Company amended its Nuveen Facility to extend the date through which the Company may request advances under the Nuveen Facility to July 22, 2026.

There were $90.0 million in advances made by the Nuveen Noteholders as of June 30, 2026 and  December 31, 2025. The interest rate as of June 30, 2026 and 2025 was 7.21%. As of June 30, 2026 and  December 31, 2025, the Company had borrowing capacity under the Nuveen Facility of $110.0 million. At June 30, 2026 and  December 31, 2025, $26.7 million and $12.1 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At June 30, 2026 and  December 31, 2025 there were approximately $1.3 million and $1.1 million, respectively, of such restricted investments.

As of June 30, 2026, the Company was in material compliance with the terms of the Nuveen Facility.

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

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2026, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

2028 Notes

On December 15, 2025, the Company issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028 (the “2028 Notes”) in a private transaction. The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or prior to  June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, the Company may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of June 30, 2026, the Company was in material compliance with the terms of the 2028 Notes.

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

Each holder of a 2030 Convertible Note has the right, at such holder’s option, to convert any such 2030 Convertible Note, at any time on or after October 4, 2025 and prior to the close of business on the business day immediately preceding the maturity date, once or more times per calendar month, into such number of shares of common stock of the Company equal to the principal balance of the 2030 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2030 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported net asset value (“NAV”) per share immediately prior to the date of the notice of such exercise. If the 2030 Convertible Notes were converted as of June 30, 2026, 2,356,734 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to June 30, 2026 of $6.98. The last reported price for the Company’s common stock on June 30, 2026 was $4.73 per share.

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

During the three months ended June 30, 2026, the holders of the 2030 Convertible Notes did not convert any of the 2030 Convertible Notes.

During the six months ended June 30, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a weighted average conversion price of $7.12 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. The Company accelerated $1.3 million of unamortized debt issuance costs related to the 2030 Convertible Notes during the six months ended June 30, 2026.

As of June 30, 2026 and  December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per Share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of June 30, 2026, 393,983 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to June 30, 2026 of $6.98. The last reported price for the Company’s common stock on June 30, 2026 was $4.73 per share.

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

During the three and six months ended June 30, 2026, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

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

As of  June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

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

The balance of unfunded commitments to extend credit was $153.5 million and $104.0 million as of June 30, 2026 and  December 31, 2025, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Avive Solutions, Inc.	$10,000	$—	$—	$—
Bastille Buyer, Inc.	2,727	25	—	—
Britecore Holdings, Inc.	5,000	50	5,000	50
Ceribell, Inc.	14,000	80	21,000	120
Crafty Holdings, Inc.	—	—	3,000	39
Glass Routes, LLC	1,753	—	—	—
GT Medical Technologies, Inc.	—	—	20,000	100
HiveMQ Inc.	15,000	150	—	—
Hyperfine, Inc.	25,000	298	—	—
Infobionic, Inc.	2,500	25	5,000	50
Long Grove Pharmaceuticals LLC	10,000	75	10,000	75
MasteryPrep, LLC	2,500	25	5,000	50
MML US, Inc.	10,000	50	20,000	100
Ossio, Inc.	2,500	—	—	—
Pelthos Therapeutics, Inc.	20,000	—	—	—
Phigenics Holdings, Inc.	536	7	—	—
Samba TV, Inc.	5,000	75	5,000	75
Sonex Health, Inc.	10,000	100	—	—
Sparkcharge, Inc.	—	—	5,000	73
Stellar Cyber, Inc.	10,000	100	—	—
Supply Network Visibility Holdings, LLC	—	—	5,000	62
Volt Bidco, Inc.	7,000	35	—	—
Total	$153,516	$1,095	$104,000	$794

The table above also provides the fair value of the Company’s unfunded commitment liability as of June 30, 2026 and December 31, 2025, which totaled $1.1 million and $0.8 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in total investments at fair value on the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 24% and 26% of total debt investments outstanding as of June 30, 2026 and  December 31, 2025, respectively. The Company’s five largest debt investments at fair value represented 25% and 26% of total debt investments outstanding as of June 30, 2026 and  December 31, 2025, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of June 30, 2026 and  December 31, 2025. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 23% and 18% of total interest and fee income on investments for the three months ended June 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value accounted for 23% and 22% of total interest and fee income on investments for the three months ended June 30, 2026 and 2025, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 22% and 17% of total interest and fee income on investments for the six months ended June 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value accounted for 22% and 20% of total interest and fee income on investments for the six months ended June 30, 2026 and 2025, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

Prior to January 1, 2026, the Company recorded distributions to common stockholders on the date the distribution was declared by the Board. On and after January 1, 2026, the Company records distributions to common stockholders on the ex-dividend date for such distribution. The following table summarizes the Company’s distribution activity for the six months ended June 30, 2026 and for the year ended December 31, 2025:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Six Months Ended June 30, 2026
May 1, 2026	August 17, 2026	September 15, 2026	$0.03	$—	—	$—
May 1, 2026	August 17, 2026	September 15, 2026	0.06	—	—	—
May 1, 2026	July 16, 2026	August 14, 2026	0.03	—	—	—
May 1, 2026	July 16, 2026	August 14, 2026	0.06	—	—	—
May 1, 2026	June 17, 2026	July 15, 2026	0.03	1,923	18,347	86
May 1, 2026	June 17, 2026	July 15, 2026	0.06	3,846	36,697	173
February 27, 2026	May 18, 2026	June 16, 2026	0.06	3,916	40,289	181
February 27, 2026	April 16, 2026	May 15, 2026	0.06	3,910	42,687	186
February 27, 2026	March 16, 2026	April 15, 2026	0.06	2,727	30,460	144
			$0.45	$16,322	168,480	$770
Year Ended December 31, 2025
October 22, 2025	February 17, 2026	March 13, 2026	$0.11	$5,020	55,295	$239
October 22, 2025	January 16, 2026	February 13, 2026	0.11	4,885	38,126	250
October 22, 2025	December 17, 2025	January 15, 2026	0.11	4,785	34,520	232
July 23, 2025	November 17, 2025	December 16, 2025	0.11	4,660	37,723	247
July 23, 2025	October 16, 2025	November 14, 2025	0.11	4,666	32,582	216
July 23, 2025	September 17, 2025	October 15, 2025	0.11	4,685	31,217	189
April 25, 2025	August 18, 2025	September 16, 2025	0.11	4,513	26,782	183
April 25, 2025	July 16, 2025	August 15, 2025	0.11	4,498	25,469	182
April 25, 2025	June 16, 2025	July 15, 2025	0.11	4,442	21,896	181
February 28, 2025	May 16, 2025	June 13, 2025	0.11	4,387	27,006	202
February 28, 2025	April 16, 2025	May 15, 2025	0.11	4,257	24,095	182
February 28, 2025	March 17, 2025	April 15, 2025	0.11	4,245	23,001	192
			$1.32	$55,043	377,712	$2,495

On July 30, 2026, the Board declared regular monthly cash distributions per share and, in accordance with the Company’s previously announced intent to make additional distributions with its undistributed net investment income, or “spillover” income, special monthly cash distributions per share, payable as set forth in the following tables:

Regular monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
September 16, 2026	September 16, 2026	October 15, 2026	$0.06
October 16, 2026	October 16, 2026	November 16, 2026	$0.06
November 17, 2026	November 17, 2026	December 15, 2026	$0.06

Special monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
September 16, 2026	September 16, 2026	October 15, 2026	$0.03
October 16, 2026	October 16, 2026	November 16, 2026	$0.03
November 17, 2026	November 17, 2026	December 15, 2026	$0.03

After paying distributions of $0.18 per share, earning net investment income of $0.11 per share for the three months ended  June 30, 2026 and the additional shares issued in connection with the Merger, the Company’s per share undistributed spillover income as of June 30, 2026 was $0.33. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

The Board sets the level of distributions for each quarter based on its results of operations, spillover income and longer-term outlook.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Earnings per common share - basic
Numerator for basic earnings per share	$(37,262)	$(20,777)	$(34,484)	$(42,213)
Denominator for basic weighted average shares	64,974,577	41,221,283	56,194,386	40,725,094
Loss per common share - basic	$(0.57)	$(0.50)	$(0.61)	$(1.04)
Earnings per common share - diluted
Numerator for decrease in net assets per share	$(37,262)	$(20,777)	$(34,484)	$(42,213)
Adjustment for interest expense and debt issuance costs on Convertible Notes (1)	$376	$—	$799	$—
Numerator for diluted earnings per share	$(36,886)	$(20,777)	$(33,685)	$(42,213)
Denominator for basic weighted average shares	64,974,577	41,221,283	56,194,386	40,725,094
Adjustment for dilutive effect of Convertible Notes (1)	—	—	—	—
Denominator for diluted weighted average shares	64,974,577	41,221,283	56,194,386	40,725,094
Loss per common share - diluted	$(0.57)	$(0.50)	$(0.61)	$(1.04)

(1)

No adjustments for interest or incremental shares were included for the three and six months ended June 30, 2026 and 2025 because the effect would be antidilutive.  The 2030 Convertible Notes were not outstanding as of June 30, 2025.

In certain circumstances, the Convertible Notes may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of exercise. For the three and six months ended June 30, 2026, using the if-converted method, the Convertible Notes would convert at the Company’s most recently reported NAV per share immediately prior to the beginning of the period, or $6.98 per share and $7.12 per share, respectively. For the three and six months ended June 30, 2025, using the if-converted method, the Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the beginning of the period, or $8.94 per share and $8.95 per share, respectively. For the three and six months ended June 30, 2026 and 2025, the impact of the hypothetical conversion of the Convertible Notes would have been antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Financial highlights

The following table shows financial highlights for the Company:

	Six months ended June 30,
	2026		2025
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$6.98		$8.43
Net investment income	0.29		0.54
Realized loss	(0.14)		(0.25)
Unrealized depreciation on investments	(0.76)		(1.33)
Net decrease in net assets resulting from operations	(0.61)		(1.04)
Distributions (1)	(0.27)		(0.66)
From net investment income	(0.27)		(0.66)
From net realized gain on investments	—		—
Return of capital	—		—
Net accretion from repurchase of common stock	0.05		—
Other (2)	0.08		0.02
Net asset value at end of period	$6.23		$6.75
Per share market value, beginning of period	$6.45		$8.99
Per share market value, end of period	$4.73		$7.20
Total return based on a market value (2)	(18.8)%		(12.6)%
Shares outstanding at end of period	66,978,865		42,027,567
Ratios to average net assets:
Expenses without incentive fees (3)	17.1%		16.9%
Incentive fees (3)	1.0%		—%
Net expenses (3)	18.1%		16.9%
Net investment income with incentive fees	9.2%		14.4%
Net assets at the end of the period	$417,500		$283,795
Average net asset value	$356,622		$308,479
Average debt per share	$7.61		$11.14
Portfolio turnover ratio	11.6%	(4)	16.2%	(4)

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

(2)	Includes the impact of the different share amounts as a result of calculating per share data based on the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date. The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of common stock pursuant to the Merger and the Company’s continuous public offering, pursuant to the Company’s distribution reinvestment plan and pursuant to the conversion of the Convertible Notes to common stock. The issuance of common stock at an offering price, net of sales commissions and dealer manager fees, that is greater than the net asset value per share results in an increase in net asset value per share.

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus distributions paid per share during the period, divided by the beginning price.

(4)	Annualized.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 13. MRCC Merger

On April 14, 2026, in connection with the closing of the Merger, the Company received approximately $141.3 million in cash and issued 20,370,645 shares of its common stock in the aggregate, or 0.9402 shares of its common stock for each share of MRCC common stock, to MRCC stockholders (and payment of cash in lieu of fractional shares). Former MRCC stockholders and legacy stockholders of the Company own 29.86% and 70.14% of the combined company, respectively, immediately following the closing of the Merger.

The Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805. The assets acquired from MRCC consisted of cash and cash equivalents, interest receivable and accrued expenses, which were recorded at fair value and equal to the purchase price. No gain or loss or premium or discount was recorded in connection with the Merger. Transaction costs directly attributable to the Merger of $4.4 million were recorded as an expense.

The Merger was considered a tax-free reorganization and the Company has elected to carry forward the historical cost basis of the MRCC investments for tax purposes.

In connection with the completion of the Mergers, the Company and the Advisor entered into the Letter Agreement, pursuant to which HRZN Advisor agreed to waive an aggregate of $4.0 million in base management fees and/or incentive fees (each as defined in the Investment Management Agreement) due and payable to the Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per fiscal quarter commencing with the quarter ending September 30, 2026. The Fee Waiver will be in effect until the end of the fiscal quarter ending June 30, 2027 and, for each applicable fiscal quarter, will not exceed the total amount of Base Management Fees and Incentive Fees earned by the Advisor during such fiscal quarter.

Note 14. Subsequent events

On July 1, 2026, the Company funded a $0.6 million debt investment to an existing portfolio company, Glass Routes LLC.

On July 8, 2026, the Company funded a $5.0 million debt investment to an existing portfolio company, Onkos Surgical, Inc.

On July 15, 2026, the Company funded a $2.5 million debt investment to an existing portfolio company, Ossio, Inc.

On July 15, 2026, the Company funded a $23.3 million debt investment to a new portfolio company, StarCompliance Midco, LLC.

On July 17, 2026, the Company amended its Nuveen Facility to extend the date through which the Company may request advances under the Nuveen Facility to August 21, 2026 and to decrease the commitment by $50.0 million in connection with secured notes previously issued by its wholly-owned subsidiary.

On July 24, 2026, the Company funded a $6.8 million debt investment to an existing portfolio company, Avive Solutions, Inc.

On July 29, 2026, the Company amended the NYL Facility to, among other things, to (i) add a second class of notes and (ii) extend the legal final maturity date to June 2034. The total commitment amount of $250.0 million for the secured notes remains the same under the NYL Facility

On July 31, 2026, the Company funded a $0.1 million debt investment to an existing portfolio company Volt Bidco, Inc.

On August 3, 2026, Mirantis, Inc. prepaid its outstanding principal balance of $15.0 million on its venture loan, plus interest, end-of-term payment and prepayment penalty.

On August 3, 2026, the Company sold its debt investment in Havenly, Inc. (“Havenly”) and received proceeds in an amount equal to the outstanding principal balance of $11.8 million of the debt investment, plus accrued interest and $1.2 million of the end-of-term payment. The Company continues to hold warrants in Havenly.

On August 3, 2026, the Board approved an increase in the amount of common stock that may be repurchased under the stock repurchase program to allow the Company to repurchase up to a total of $20.0 million of common stock.

On August 3, 2026, the Company funded a $0.7 million debt investment to an existing portfolio company, Glass Routes LLC.

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

●

general economic and political trends and other external factors, including continuing supply chain disruptions, increased inflation, increased energy costs, tariffs and trade disputes with other countries and a general slowdown in economic activity;

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

●

geopolitical turmoil, such as the conflicts between Russia and Ukraine, conflicts in the Middle East and Iran, and the potential for volatility in energy prices and disruptions to global supply chains resulting from such turmoil and its impact on the industries in which we invest;

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

●

our ability to fund unfunded commitments, including those of a new joint venture, RoHo Capital Opportunity Fund LLC f/k/a HRZN CRFH LLC (the “RoHo Joint Venture”) formed by us and CR Financial Holdings, Inc. (“CRFH”), to the extent approved by each member of the RoHo Joint Venture.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of June 30, 2026, 97.7%, or $633.3 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to, finance our investments through borrowings subject to a 150% asset coverage test. In accordance with GAAP, any borrowings of the RoHo Joint Venture are not included in the asset coverage test. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets a BDC holds, it may raise up to $200 from borrowing and issuing senior securities. The amount of leverage that we may employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing. As a RIC, we generally are not subject to corporate-level income taxes on our investment company taxable income, determined without regard to any deductions for dividends paid, and our net capital gain that we distribute as dividends for U.S. federal income tax purposes to our stockholders as long as we meet certain source-of-income, distribution, asset diversification and other requirements.

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

On April 14, 2026, the Company completed its previously announced merger with Monroe Capital Corporation (“MRCC”), HMMS, Inc. (“Merger Sub”), Monroe Capital BDC Advisors, LLC, and the Advisor, pursuant to the Agreement and Plan of Merger, dated as of August 7, 2025 (the “Merger Agreement”) (the “Merger”). Former MRCC stockholders and legacy stockholders own 29.86% and 70.14% of the combined company, respectively, immediately following the closing of the Merger.

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	43	$647,999	95.8%	38	$596,025	92.1%
Warrants	72	16,703	2.5	72	16,648	2.6
Other investments	8	4,037	0.6	8	3,444	0.5
Equity	16	7,757	1.1	17	31,127	4.8
Equity in RoHo Joint Venture	1	215	—		—
Total		$676,711	100.0%		$647,244	100.0%

The following table shows total portfolio investment activity as of and for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
			(In thousands)
Beginning portfolio	$695,697	$689,553	$647,244	$697,891
New debt and equity investments	72,762	59,869	192,766	162,308
Less refinanced debt balances	—	(17,500)	(30,000)	(46,250)
Net new debt and equity investments	72,762	42,369	162,766	116,058
Principal payments received on investments	(5,503)	(15,659)	(10,387)	(26,830)
Early pay-offs and principal paydowns	(41,620)	(62,834)	(74,784)	(102,408)
PIK interest on investments	1,566	243	2,844	528
Accretion of debt investment fees	2,823	1,909	4,442	3,298
New debt investment fees	(2,720)	(700)	(4,305)	(1,504)
Warrants received in settlement of fee income	—	5	—	10
Proceeds from sale of investments	(1,904)	(783)	(2,008)	(784)
Investment in RoHo Joint Venture	215	—	215	—
Net realized loss on investments	(6,122)	(9,294)	(6,283)	(9,293)
Net unrealized depreciation on investments	(38,533)	(22,156)	(43,133)	(54,313)
Other	50	—	100	—
Ending portfolio	$676,711	$622,653	$676,711	$622,653

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our debt investments by industry sector as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$82,455	12.7%	$57,753	9.7%
Medical Device	223,222	34.4	213,523	35.8
Technology
Communications	5,772	0.9	—	—
Consumer-Related	15,617	2.5	17,263	2.9
Software	224,007	34.6	185,534	31.1
Sustainability
Alternative Energy	—	—	4,869	0.8
Other Sustainability	18,151	2.8	29,563	5.0
Healthcare Information and Services
Diagnostics	6,749	1.0	6,605	1.1
Other Healthcare	29,840	4.6	34,469	5.8
Software	42,186	6.5	46,446	7.8
Total	$647,999	100.0%	$596,025	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 24% and 26% of total debt investments outstanding as of June 30, 2026 and December 31, 2025, respectively. Our five largest debt investments at fair value represented 25% and 26% of total debt investments outstanding as of June 30, 2026 and December 31, 2025, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of June 30, 2026 and December 31, 2025.

Debt investment asset quality

We use an internal credit rating system to assess the credit risk of each debt investment in our portfolio. Our internal credit rating system is not a national credit rating system and is not intended to be comparable to ratings issued by any nationally recognized statistical rating organization. See “Item 1 — Business” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated below under “Update to Internal Credit Rating Methodology,” for a more detailed description of the internal credit rating system.

Effective June 30, 2026, we changed our internal credit rating scale to adopt the scale used by our affiliate Monroe Capital LLC, and its affiliates. We made this change in order to improve consistency and efficiency in portfolio risk assessment by the affiliated entities, with whom we have made, and we anticipate we will continue to make, co-investments. Accordingly, our internal credit rating methodology was changed from a 4-to-1 scale (on which a 4 represented the highest credit quality) to a 1-to-5 scale (on which a 1 represents the highest credit quality). For comparability, credit rating disclosures for prior periods presented herein have been recast to conform to the updated 1-to-5 scale. The recast was performed by our investment adviser by applying the revised rating definitions and criteria to the facts and circumstances of each portfolio company as they existed at each prior reporting date, using information available to the adviser at that time. The recast is a reclassification for presentation and comparability purposes only. It does not reflect any change in the underlying credit quality, fair value, cost basis, non-accrual status, income recognition, or financial condition of any portfolio company as of any prior reporting date, and it did not affect our previously reported net assets, net increase (decrease) in net assets resulting from operations, or fair value measurements.

Credit rating information for periods prior to June 30, 2026, as originally reported on the prior 4-to-1 scale can be found in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Reports on Form 10-Q for periods ending prior to June 30, 2026.

Update to internal credit rating methodology

The updated methodology is administered by our investment adviser using the same portfolio management and reporting process described in "Item 1 — Business — Portfolio Management and Reporting" of our Annual Report on Form 10-K for the year ended December 31, 2025. That process is substantively unchanged, including without limitation; (i) at least quarterly, our Advisor contacts each portfolio company, no less than once a quarter, for operational and financial updates and performs reviews with portfolio companies that we deem to have greater credit risk on a monthly or more frequent basis; and (ii) our Advisor requires all private portfolio companies to provide financial statements, typically monthly, and relies on publicly reported quarterly financials for public portfolio companies.

Under the updated credit scale system, each debt investment is rated on a 1 through 5 scale, with 2 representing the rating for an acceptable level of risk. A rating of 1 represents a portfolio company that is exhibiting the lowest level of risk and is exceeding expectations. Newly funded investments are typically assigned a rating of 2. A rating of 3 represents investments performing below expectations and indicates that the risk has increased somewhat since origination. A rating of 4 or 5 represents a deteriorating credit quality and an increased risk of loss of principal. Investment ratings are generated internally by our Advisor, and we cannot guarantee that others would assign the same ratings to our portfolio investments or similar portfolio investments. Our Advisor closely monitors portfolio companies rated a 4 or 5 for adverse developments. In addition, our Advisor maintains regular contact with the management, board of directors and major equity holders of these portfolio companies in order to discuss strategic initiatives to correct the deterioration of the portfolio company.

Horizon Technology Finance Corporation and Subsidiaries

The ratings under our updated internal credit rating system are defined as follows:

Rating
1	Investments exhibiting the lowest level of risk. The portfolio company is generally significantly exceeding expectations or the company's operating trends and risk factors are generally positive. The company is generally expected to fully repay its loan in the near term as a result of strong performance.
2	Investments exhibiting an acceptable level of risk, typically the same level of risk at the time of the investment’s origination. The company is generally performing as expected or the risk factors are neutral to positive.
3	Investments performing below expectations and indicates that the investment’s risk has increased since origination, but not materially. The portfolio company may have underperforming operations results, with reduced enterprise value coverage, tightening liquidity or may face challenges raising capital; however, loan payments are generally current.
4	Investments performing materially below expectations and indicates that the portfolio company’s risk has increased materially since origination. The portfolio company may have limited liquidity, constrained access to capital, an enterprise value near or below the outstanding loan balance, may be out of compliance with covenants and/or past due on payments. For grade 4 investments, we typically increase the monitoring of the company.
5	Investments performing substantially below expectations with severe deterioration in credit quality. The portfolio company typically has insufficient liquidity, enterprise value below the loan balance, limited access to capital, or maybe in payment default or restructuring. Investments graded 5 are not anticipated to be repaid in full, and we will reduce the estimate fair value of the loan to the amount we expect to recover.

Rating upon adoption

In the second quarter of 2026, in connection with the adoption of the new 1-5 credit rating scale, our Advisor (i) rated all debt investments as of June 30, 2026 under the new 1-to-5 scale and (ii) recast the credit ratings of the debt investments for all of the prior periods presented in this Quarterly Report to the new 1-to-5 scale. The ratings and recast ratings in this Quarterly Report are made based on the same proprietary credit assessment process our Advisor regularly utilizes on a quarterly basis, as applied to the facts and circumstances existing at the applicable reporting date.

Under the updated 1-to-5 scale, our debt investments had a weighted average credit rating of 2.3 as of June 30, 2026. On a recast basis, our debt investments had a weighted average credit rating of 2.4 as of December 31, 2025. Weighted average credit ratings previously reported on the 4-to-1 scale (2.9 as of December 31, 2025) are not directly comparable to ratings under the updated scale due to the change in credit rating methodology.

The following table shows the classification of our debt investment portfolio by internal credit rating, in each case presented under the updated 1-to-5 scale, as of  June 30, 2026 and  December 31, 2025 (recast):

	June 30, 2026			December 31, 2025
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
1	—	$—	—%	—	$—	—%
2	32	547,063	84.4	28	471,116	79.0
3	2	21,606	3.3	2	46,887	7.9
4	4	47,991	7.4	4	53,503	9.0
5	5	31,339	4.9	4	24,519	4.1
Total	43	$647,999	100.0%	38	$596,025	100.0%

As of June 30, 2026, there were five debt investments with an internal credit rating of 5, with an aggregate cost of $58.0 million and an aggregate fair value of $31.3 million and there were four debt investments with an internal credit rating of 4, with an aggregate cost of $57.1 million and an aggregate fair value of $48.0 million. On a recast basis as of December 31, 2025, there were four debt investments with an internal credit rating of 5 (previously reported as rating 1 on the prior 4-to-1 scale), with an aggregate cost of $33.8 million and an aggregate fair value of $24.5 million and there were four debt investments with an internal credit rating of 4 (previously reported as rating 2 on the prior 4-to-1 scale), with an aggregate cost of $56.8 million and an aggregate fair value of $53.5 million. The period-over-period change in investments with internal credit ratings of 4 or 5 was primarily a result of the increase in the risk of loss of principal caused by certain portfolio companies' low cash positions, the difficult equity fundraising market, and/or the underperformance of such portfolio companies. This period-over-period change reflects underlying credit developments and is not attributable to the methodology change described above.

RoHo Capital Opportunity LLC

On March 18, 2026, we and CRFH entered into an LLC Agreement to form the RoHo Joint Venture. The RoHo Joint Venture is intended to enhance our investment strategy by providing growth capital financing solutions to small and micro-cap public companies.

We have committed to invest up to $87.5 million in the RoHo Joint Venture and CRFH has committed to invest up to $12.5 million in the RoHo Joint Venture. Investments by each of us and CRFH in the RoHo Joint Venture will be made in the form of membership interests. All investments by the RoHo Joint Venture must be approved by the unanimous vote of the RoHo Joint Venture’s investment committee, which is comprised of an equal number of representatives designated by each of us and CRFH. Further, all other decisions regarding the management of the RoHo Joint Venture require the approval of the majority of the RoHo Joint Venture’s board of directors, which is comprised of an equal number of representatives from each us and CRFH.

Horizon Technology Finance Corporation and Subsidiaries

As of June 30, 2026, no investments were made by the RoHo Joint Venture. The following tables show certain summarized financial information for the RoHo Joint Venture as of June 30, 2026 and for the three months ended June 30, 2026 and for the period March 18, 2026 through June 30, 2026:

June 30,
2026
Assets
Investments in money market funds	200
Contributions receivable	430
Total assets	$630
Liabilities
Other liabilities	630
Total liabilities	630

Commitments and contingencies

Members’ Capital
Members’ capital	—
Total members’ capital	—
Total liabilities and members’ capital	$630

	For the three months	For the period March 18,
	ended	2026 through
	June 30, 2026
	(In thousands)
Selected Statements of Operations Information
Total investment income	$—	$—
Total expenses	$430	$430
Net investment income	$(430)	$(430)
Net decrease in net assets resulting from operations	$(430)	$(430)

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended June 30, 2026 and 2025

The following table shows consolidated results of operations for the three months ended June 30, 2026 and 2025:

	For the three months ended
	June 30,
	2026	2025
	(In thousands)
Total investment income	$25,045	$24,520
Total expenses	17,387	12,698
Net investment income before excise tax	7,658	11,822
Provision for excise tax	265	373
Net investment income	7,393	11,449
Net realized loss	(6,122)	(10,070)
Net unrealized depreciation on investments	(38,533)	(22,156)
Net decrease in net assets resulting from operations	$(37,262)	$(20,777)
Average debt investments, at fair value	$656,319	$615,755
Average earning debt investments	$652,283	$611,097
Average gross assets less cash	$724,246	$677,289
Average borrowings outstanding	$411,629	$438,117

Net decrease in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net decrease in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $0.5 million, or 2.1%, to $25.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. For the three months ended June 30, 2026, total investment income consisted primarily of (1) $23.9 million in interest income from investments, which included $5.5 million in income from the accretion of origination fees and end of term payments and $1.6 million in PIK interest income and (2) $1.1 million in fee income.

Horizon Technology Finance Corporation and Subsidiaries

Interest income on debt investments increased by $1.3 million, or 5.7%, to $23.9 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Interest income on debt investments for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 increased primarily due to an increase of $41.2 million, or 6.7%, in our average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended June 30, 2026 and 2025 was 4.4% and 2.8%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in accretion of final payments for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

PIK interest income increased by $1.3 million, or 544.4%, to $1.6 million for the three months ended June 30, 2026 compared to the three months ended  June 30, 2025. For the three months ended June 30, 2026 and 2025, 6.3% and 1.0%, respectively, of total investment income was attributable to non-cash PIK interest income. The increase in PIK interest income as a percentage of total investment income was primarily due to an increase in earning assets that contain a PIK feature for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.8 million, or 40.3%, to $1.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to a lower aggregate amount of principal prepayments for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The following table shows our dollar-weighted annualized yield for the three months ended June 30, 2026 and 2025:

	For the three months ended
	June 30,
Investment type:	2026	2025
Debt investments(1)	14.9%	15.8%
All investments(1)	14.0%	14.7%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 23% and 18% of investment income for the three months ended June 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 23% and 22% of investment income for the three months ended June 30, 2026 and 2025, respectively.

Expenses

Total expenses increased by $4.7 million, or 36.9%, to $17.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses. For the three months ended June 30, 2026, transaction costs directly attributable to the Merger were included in total expenses.

Interest expense decreased by $0.4 million, or 4.9%, to $7.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings for the three months ended June 30, 2026 of $26.5 million, or 6.0%, as compared to the three months ended June 30, 2025.

Base management fee expense increased by $0.2 million, or 6.4%, to $3.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Base management fee increased primarily due to an increase of $47.0 million, or 6.9%, in average gross assets less cash for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

There was no performance based incentive fee expense for three months ended June 30, 2026 and 2025. The incentive fee on pre-incentive fee net investment income was subject to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $0.4 million for the three months ended June 30, 2026 compared to an Incentive Fee Cap of $2.3 million for the three months ended June 30, 2025. The Incentive Fee Cap and Deferral Mechanism resulted in $0.4 million and $2.3 million of reduced incentive fee expense and increased net investment income for the three months ended June 30, 2026 and 2025, respectively. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended June 30, 2026 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Expenses related to the Merger were $4.4 million for the three months ended June 30, 2026.

Administrative fee expense, professional fees and general and administrative expenses were $2.0 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

During the three months ended June 30, 2026, we realized net losses on investments totaling $6.1 million primarily due to the settlement of one of our other investments. During the three months ended June 30, 2025, we realized net losses on investments totaling $9.3 million primarily due to the settlement of two of our debt investments. During the same period, we converted $12.5 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $0.8 million.

During the three months ended June 30, 2026, net unrealized depreciation on investments totaled $38.5 million which was primarily due to the unrealized depreciation on one of our equity investments and two of our debt investments partially offset by the reversal of previously recorded unrealized depreciation from the settlement of one of our other investments. During the three months ended June 30, 2025, net unrealized depreciation on investments totaled $22.2 million which was primarily due to (1) the unrealized depreciation on seven of our debt investments and (2) the unrealized depreciation on two of our other investments partially offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of two of our debt investments and (2) the unrealized appreciation of two of our warrant investments.

Comparison of the six months ended June 30, 2026 and 2025

The following table shows consolidated results of operations for the six months ended June 30, 2026 and 2025:

	For the six months ended
	June 30,
	2026	2025
	(In thousands)
Total investment income	$49,124	$49,036
Total expenses	32,228	26,117
Net investment income before excise tax	16,896	22,919
Provision for excise tax	532	750
Net investment income	16,364	22,169
Net realized loss	(7,715)	(10,069)
Net unrealized depreciation on investments	(43,133)	(54,313)
Net decrease in net assets resulting from operations	$(34,484)	$(42,213)
Average debt investments, at fair value	$643,951	$631,384
Average earning debt investments	$642,192	$630,348
Average gross assets less cash	$720,892	$704,923
Average borrowings outstanding	$427,835	$453,714

Net decrease in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net decrease in net assets resulting from operations may not be meaningful.

Investment income

Total investment income increased by $0.1 million, or 0.2%, to $49.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. For the six months ended June 30, 2026, total investment income consisted primarily of (1) $47.0 million in interest income from investments, which included $10.5 million in income from the accretion of origination fees and end of term payments and $2.8 million in PIK interest income and (2) $2.1 million in fee income.

Interest income on debt investments increased by $0.9 million, or 2.0%, to $47.0 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Interest income on debt investments for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 increased primarily due to an increase of $11.8 million, or 1.9%, in our average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the six months ended June 30, 2026 and 2025 was 5.2% and 3.7%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in accretion of final payments for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

PIK interest income increased by $2.3 million, or 439.7%, to $2.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, 5.8% and 1.1%, respectively, of total investment income was attributable to non-cash PIK interest income. The increase in PIK interest income as a percentage of total investment income was primarily due to an increase in earning assets that contain a PIK feature for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.8 million, or 28.1%, to $2.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a lower aggregate amount of principal prepayments for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our dollar-weighted annualized yield for the six months ended June 30, 2026 and 2025:

	For the six months ended
	June 30,
Investment type:	2026	2025
Debt investments(1)	15.1%	15.4%
All investments(1)	14.0%	14.2%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 22% and 17% of investment income for the six months ended June 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 22% and 20% of investment income for the six months ended June 30, 2026 and 2025, respectively.

Expenses

Total expenses increased by $6.1 million, or 23.4%, to $32.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses. For the six months ended June 30, 2026, transaction costs directly attributable to the Merger were included in total expenses.

Interest expense decreased by $0.9 million, or 5.4%, to $16.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings for the six months ended June 30, 2026 of $25.9 million, or 5.7%, as compared to the six months ended June 30, 2025.

Base management fee expense increased by $0.1 million, or 2.1%, to $6.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Base management fee increased primarily due to an increase of $16.0 million, or 2.3%, in average gross assets less cash for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Performance based incentive fee expense increased by $1.8 million to $1.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. There was no performance based incentive fee expense for six months ended June 30, 2025. This increase was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $0.8 million for the six months ended June 30, 2026 compared to an Incentive Fee Cap of $4.4 million for the six months ended June 30, 2025. The Incentive Fee Cap and Deferral Mechanism resulted in $0.8 million and $4.4 million of reduced incentive fee expense and increased net investment income for the six months ended June 30, 2026 and 2025, respectively. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the six months ended June 30, 2026 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Expenses related to the Merger were $4.4 million for the six months ended June 30, 2026.

Administrative fee expense, professional fees and general and administrative expenses were $3.8 million and $3.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

During the six months ended June 30, 2026, we realized net losses on investments totaling $6.3 million primarily due to the settlement of one of our other investments. During the six months ended June 30, 2026, we converted $15.1 million in outstanding principal of the 2030 Convertible Notes (as defined below) which resulted in a realized loss on extinguishment of debt of $1.3 million. During the same period, we redeemed all of the outstanding principal balance of the 2026 Notes (as defined below) which resulted in a realized loss on extinguishment of debt of $0.1 million. During the six months ended June 30, 2025, we realized net losses on investments totaling $9.3 million primarily due to the settlement of two of our debt investments. During the same period, we converted $12.5 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $0.8 million.

During the six months ended June 30, 2026, net unrealized appreciation on investments totaled $43.1 million which was primarily due to the unrealized depreciation on one of our equity investments and three of our debt investments partially offset by the reversal of previously recorded unrealized depreciation from the settlement of one of our other investments. During the six months ended June 30, 2025, net unrealized depreciation on investments totaled $54.3 million which was primarily due to (1) the unrealized depreciation on seven of our debt investments, (2) the unrealized depreciation on four of our other investments and (3) the unrealized depreciation on two of our equity investments partially offset by (1) the reversal of previously recorded unrealized depreciation from the settlement of one of our debt investments and (2) the unrealized appreciation of two of our warrant investments. The difficult equity fundraising market and under performance of certain portfolio companies, among other factors, resulted in our reduction of the fair market value of the debt investments in such portfolio companies, thus resulting in the unrealized depreciation on such debt investments.

Horizon Technology Finance Corporation and Subsidiaries

Liquidity and capital resources

As of June 30, 2026 and December 31, 2025, we had cash and investments in money market funds of $132.3 million and $140.2 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of June 30, 2026 and December 31, 2025, we had $2.7 million and $2.5 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

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

During the three and six months ended June 30, 2026, we did not sell any shares of common stock under the 2023 Equity Distribution Agreement.

During the three months ended June 30, 2025, we did not sell any shares of common stock under the 2023 Equity Distribution Agreement.

During the six months ended June 30, 2025, we sold 404,305 shares of common stock under the 2023 Equity Distribution Agreement. For the same period, we received total accumulated net proceeds of approximately $3.6 million, including $0.2 million of offering expenses, from these sales.

Horizon Technology Finance Corporation and Subsidiaries

On May 1, 2026, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $10.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed NAV per share. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $10.0 million of our common stock. During the three and six months ended June 30, 2026, we repurchased 1,365,222 shares of our common stock at an average price of $4.54 on the open market at a total cost of $6.2 million. During the three and six months ended June 30, 2025, we did not make any repurchases of our common stock under our stock repurchase program. From the date of the inception of our stock repurchase program through June 30, 2026, we repurchased 1,532,687 shares of our common stock at an average price of $5.27 on the open market at a total cost of $8.1 million. From time to time, our Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

At June 30, 2026 and December 31, 2025, there was no outstanding principal balance under the Key Facility. As of June 30, 2026 and December 31, 2025, we had borrowing capacity under the Key Facility of $150.0 million. At June 30, 2026 and December 31, 2025, $82.7 million and $49.6 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

At June 30, 2026 and December 31, 2025, the outstanding principal balance under the NYL Facility was $181.0 million. As of June 30, 2026 and December 31, 2025, we had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2026 and December 31, 2025, $7.9 million and $1.9 million, respectively, was available for borrowing under the NYL Facility, subject to existing terms and advance rates.

At June 30, 2026 and December 31, 2025, the outstanding principal balance under the Nuveen Facility was $90.0 million. As of June 30, 2026 and December 31, 2025, we had borrowing capacity under the Nuveen Facility of $110.0 million. At June 30, 2026 and December 31, 2025, $26.7 million and $12.1 million, respectively, was available for borrowing under the Nuveen Facility, subject to existing terms and advance rates.

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”). At June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

On September 4, 2025, the Company entered into a note purchase agreement (the “2030 Note Purchase Agreement”), by and among the Company, and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of the Company’s 5.50% convertible notes due 2030 (the “2030 Convertible Notes”). At June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

Our operating activities provided cash of $81.4 million for the six months ended June 30, 2026, and our financing activities used cash of $89.1 million for the same period. Our operating activities provided cash primarily from cash received from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our 2026 Notes and our Key Facility and to pay distributions to our stockholders partially offset by advances on our Key Facility.

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

Horizon Technology Finance Corporation and Subsidiaries

Current borrowings

The following table shows our borrowings as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	200,000	90,000	110,000	200,000	90,000	110,000
2028 Notes	57,500	57,500	—	57,500	57,500	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	—	—	—	57,500	57,500	—
2030 Convertible Notes	16,450	16,450	—	31,500	31,500	—
2031 Convertible Notes	2,750	2,750	—	2,750	2,750	—
Total before debt issuance costs	734,200	405,200	329,000	806,750	477,750	329,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,757)	—	—	(4,723)	—
Total borrowings outstanding, net	$734,200	$402,443	$329,000	$806,750	$473,027	$329,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On February 26, 2026, we amended the Key Facility, among other things, (i) to make Michael P. Balkin and Paul G. Seitz each an “Authorized Person”, (ii) to amend certain requirements to make a debt investment eligible for the borrowing base and (ii) to amend certain concentration limits. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with an interest rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 6.75% as of June 30, 2026 and December 31, 2025. The interest rate in effect was 6.85% as of June 30, 2026 and December 31, 2025. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2026 and December 31, 2025, there were approximately $1.4 million of such restricted investments.

There were $181.0 million in notes issued to the NYL Noteholders as of June 30, 2026 and December 31, 2025 at an interest rate of 6.61% and 6.57%, respectively. As of June 30, 2026 and December 31, 2025, we had borrowing capacity under the NYL Facility of $69.0 million. At June 30, 2026 and December 31, 2025, $7.9 million and $1.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On May 23, 2025, we amended the Nuveen Facility to, among other things, extend the investment period to June 21, 2028 and the maturity date to June 10, 2034 and increase the commitment by $100.0 million which enables our wholly-owned subsidiary to issue up to $200.0 million of secured notes. In addition, the amendment amended the interest rate for advances made after May 23, 2025, fixing the interest rate at the greater of (i) 5.00% and (ii) the Pricing Benchmark plus 2.95%.

On May 20, 2026, we amended the Nuveen Facility to extend the date through which we may request advances under the Nuveen Facility to July 22, 2026.

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At June 30, 2026 and December 31, 2025 there were approximately $1.3 million and $1.1 million, respectively, of such restricted investments.

There were $90.0 million in notes issued to the Nuveen Noteholders as of June 30, 2026 and December 31, 2025 at an interest rate of 7.21%. As of June 30, 2026 and December 31, 2025, we had borrowing capacity under the Nuveen Facility of $110.0 million. At June 30, 2026 and December 31, 2025, $26.7 million and $12.1 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2026, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

2028 Notes

On December 15, 2025, we issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028 in a private transaction. The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at any time at our option through June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, we may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of June 30, 2026, we were in material compliance with the terms of the 2028 Notes.

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

During the three months ended June 30, 2026, the holders of the 2030 Convertible Notes did not convert any of the 2030 Convertible Notes.

During the six months ended June 30, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a weighted average conversion price of $7.12 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice.

As of June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

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

During the three and six months ended June 30, 2026, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

Horizon Technology Finance Corporation and Subsidiaries

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

As of June 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

Other assets

As of June 30, 2026 and December 31, 2025, other assets were $7.8 million and $9.1 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of June 30, 2026:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$405,200	$75,067	$203,395	$123,988	$2,750
Unfunded commitments	153,516	75,420	76,515	1,581	—
Incentive fee deferral	25,431	11,340	14,091	—	—
Total	$584,147	$161,827	$294,001	$125,569	$2,750

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2026, we had unfunded commitments of $153.5 million. This includes $16.6 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of June 30, 2026, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended June 30, 2026 and 2025, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $0.4 million and $2.3 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. During six months ended June 30, 2026 and 2025, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $0.8 million and $4.4 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of June 30, 2026 and December 31, 2025, the total amount subject to recoupment was $25.4 million and $28.0 million, respectively. Commencing with the quarter ending March 31, 2025 and terminated with the quarter ending December 31, 2025, our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. During the six months ended June 30, 2025, our Advisor did not earn an income incentive fee.

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

Horizon Technology Finance Corporation and Subsidiaries

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended June 30, 2026 and 2025, our Advisor earned $3.1 million and $3.0 million pursuant to the Investment Management Agreement. During the six months ended June 30, 2026 and 2025, our Advisor earned $8.0 million and $6.1 million pursuant to the Investment Management Agreement.

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

On April 14, 2026, we completed our previously announced merger with MRCC, the Merger Sub, Monroe Capital BDC Advisors, LLC, and our Advisor, pursuant to the Merger Agreement. In connection with the Merger, our Advisor has agreed to waive $4.0 million of base management fees and/or incentive fees due and payable to our Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per quarter commencing with our third fiscal quarter of 2026. The Fee Waiver will be in effect until the end of our second fiscal quarter of 2027 and, for each applicable fiscal quarter, will not exceed the total amount of base management fees and incentive fees earned by our Advisor during such fiscal quarter. See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” for additional information about the Mergers.

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended June 30, 2026 and 2025, our Advisor earned $0.4 million, pursuant to the Administration Agreement. During the six months ended June 30, 2026 and 2025, our Advisor earned $1.1 million and $0.8 million, respectively, pursuant to the Administration Agreement.

Our Advisor has granted us a non-exclusive, royalty-free license to use the service mark “Horizon Technology Finance.”

We believe that we derive substantial benefits from our relationship with our Advisor. Our Advisor and its affiliates may manage other investment vehicles with similar or overlapping investment strategies as us. Our Advisor may provide us with an opportunity to co-invest with other investment vehicles managed by our Advisor, Monroe and/or their affiliates. Under the 1940 Act, absent receipt of exemptive relief from the SEC, we and our affiliates are precluded from co-investing in negotiated investments with other funds and accounts sponsored or managed by our Advisor, Monroe and their affiliates. On December 17, 2025, the SEC granted Monroe and its affiliates, our Advisor, and us exemptive relief for co-investments for us, our Advisor, Monroe and its affiliates. We are required to comply with all terms and conditions required therein. The exemptive relief affords our Advisor greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Advisor, Monroe or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended June 30, 2026 and 2025, we recognized in interest income $0.03 million and $0.2 million, respectively, from debt investments while on non-accrual status. For the six months ended June 30, 2026 and 2025, we recognized in interest income $0.1 million and $0.2 million, respectively, from debt investments while on non-accrual status.

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

Horizon Technology Finance Corporation and Subsidiaries

Distributions from the RoHo Joint Venture are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from the RoHo Joint Venture as dividend income unless there are sufficient accumulated tax-basis earnings and profit in the RoHo Joint Venture prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended June 30, 2026 and the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through June 30, 2026, the RoHo Joint Venture did not distribute dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at June 30, 2026 and December 31, 2025.

Recently issued accounting pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU No. 2024-03 requires disaggregated disclosure of certain costs and expenses, including purchase of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. We are currently evaluating the impact ASU No. 2024-03.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim reporting disclosure requirements and enhances the organization of interim reporting guidance. ASU 2025-11 is effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact ASU No. 2025-11.

Recent developments

On July 1, 2026, we funded a $0.6 million debt investment to an existing portfolio company, Glass Routes LLC.

On July 8, 2026, we funded a $5.0 million debt investment to an existing portfolio company, Onkos Surgical, Inc.

On July 15, 2026, we funded a $2.5 million debt investment to an existing portfolio company, Ossio, Inc.

On July 15, 2026, we funded a $23.3 million debt investment to a new portfolio company, StarCompliance Midco, LLC.

On July 17, 2026, we amended the Nuveen Facility to extend the date through which we may request advances under the Nuveen Facility to August 21, 2026 and to decrease the commitment by $50.0 million in connection with secured notes previously issued by our wholly-owned subsidiary.

On July 24, 2026, we funded a $6.8 million debt investment to an existing portfolio company, Avive Solutions, Inc.

On July 29, 2026, we amended the NYL Facility to, among other things, to (i) add a second class of notes and (ii) extend the legal final maturity date to June 2034. The total commitment amount of $250.0 million for the secured notes remains the same under the NYL Facility.

On July 31, 2026, we funded a $0.1 million debt investment to an existing portfolio company Volt Bidco, Inc.

On August 3, 2026, Mirantis, Inc. prepaid its outstanding principal balance of $15.0 million on its venture loan, plus interest, end-of-term payment and prepayment penalty.

On August 3, 2026, we sold our debt investment in Havenly, Inc. (“Havenly”) and received proceeds in an amount equal to the outstanding principal balance of $11.8 million of the debt investment, plus accrued interest and $1.2 million of the end-of-term payment. We continue to hold warrants in Havenly.

On August 3, 2026, our Board approved an increase in the amount of common stock that may be repurchased under the stock repurchase program to allow us to repurchase up to a total of $20.0 million of common stock.

On August 3, 2026, we funded a $0.7 million debt investment to an existing portfolio company, Glass Routes LLC.

Horizon Technology Finance Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of June 30, 2026 and December 31, 2025, 99% and 100%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our June 30, 2026 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at June 30, 2026, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,129	$—	$17,129
Up 200 basis points	$10,646	$—	$10,646
Up 100 basis points	$4,496	$—	$4,496
Down 300 basis points	$(4,120)	$—	$(4,120)
Down 200 basis points	$(3,019)	$—	$(3,019)
Down 100 basis points	$(1,733)	$—	$(1,733)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

PART II

Item 1: Legal Proceedings.

We are subject to certain legal proceedings, from time to time, in the ordinary course of business. From time to time, we and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation. We and our investment adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our investment adviser, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither us nor our investment adviser expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended June 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025.

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

Horizon Technology Finance Corporation and Subsidiaries

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of our common stock for each month in the three month period ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	—	$—	—	$10,000
May 1, 2026 through May 31, 2026	—	$—	—	$10,000
June 1, 2026 through June 30, 2026	1,365,222	$4.54	1,365,222	$3,796
	1,365,222	$4.54	1,365,222

(1)	On May 1, 2026, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $10.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed NAV per share. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $10.0 million of our common stock.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

On July 29, 2026, we amended the NYL Facility to, among other things, to (i) add a second class of notes and (ii) extend the legal final maturity date to June 2034. The total commitment amount of $250.0 million for the secured notes remains the same under the NYL Facility.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amendment No. 1 to Amended and Restated Note Funding Agreement dated as of May 20, 2026, by and among Horizon Funding II, LLC, as issuer, and the Initial Purchasers (as defined therein).
10.2*	Fifth Amended and Restated Note Funding Agreement, dated as of July 29, 2026, by and among Horizon Funding I, LLC, as issuer, and the Initial Purchasers (as defined therein)
10.3*	Sixth Supplemental Indenture, dated as of July 29, 2026, by and among Horizon Funding I, LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee
10.4*	Amendment No. 7 to Sale and Servicing Agreement, dated as of July 29, 2026, by and among Horizon Funding I, LLC, the issuer, Horizon Secured Loan Fund I LLC, the originator and seller, Horizon Technology Finance Corporation, the servicer, U.S. Bank Trust Company, National Association and U.S. Bank National Association
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

Horizon Technology Finance Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: August 4, 2026	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer

Date: August 4, 2026	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer