Form 10-Q
period 2026-09-30
Horizon Technology Finance Corp
filed 2026-11-05
CIK 1487428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

The number of shares of the registrant’s common stock traded under the symbol “HRZN” on the Nasdaq Global Select Market, $0.001 par value per share, outstanding as of November 5, 2026 was 65,134,487.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	HRZN	The Nasdaq Stock Market LLC
6.25% Notes due 2027	HTFC	The New York Stock Exchange

HORIZON TECHNOLOGY FINANCE CORPORATION

FORM 10‑Q

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Non-affiliate investments at fair value (cost of $699,244 and $616,236, respectively)	$630,466	$584,100
Non-controlled affiliate investments at fair value (cost of $73,162 and $89,033, respectively) (Note 5)	12,092	63,144
Controlled affiliate investments at fair value (cost of $8,264 and $0, respectively) (Note 5)	7,765	—
Total investments at fair value (cost of $780,670 and $705,269, respectively) (Note 4)	650,323	647,244
Cash	20,019	105,519
Investments in money market funds	85,146	34,711
Restricted investments in money market funds	2,636	2,463
Interest receivable	12,298	12,086
Other assets	8,311	9,081
Total assets	$778,733	$811,104

Liabilities
Borrowings (Note 7)	$402,719	$473,027
Distributions payable	5,869	15,053
Base management fee payable (Note 3)	965	975
Other accrued expenses	7,037	3,547
Total liabilities	416,590	492,602

Commitments and contingencies (Notes 3 and 8)

Net assets
Preferred stock, par value $0.001 per share, 1,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 68,669,287 and 45,781,280 shares issued and 65,102,609 and 45,613,815 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	73	51
Paid-in capital in excess of par	701,033	559,355
Distributable loss	(338,963)	(240,904)
Total net assets	362,143	318,502
Total liabilities and net assets	$778,733	$811,104
Net asset value per common share	$5.56	$6.98

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(Dollars in thousands, except share and per share data)

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Investment income
From non-affiliate investments:
Interest income	$21,066	$23,506	$64,606	$69,289
Payment-in-kind (“PIK”) interest income	829	297	2,393	617
Prepayment fee income	1,635	971	3,553	3,470
Fee income	702	1,057	921	1,532
From non-controlled affiliate investments:
PIK interest income	—	367	1,281	367
Interest income	74	95	676	95
From controlled affiliate investments:
PIK interest income	—	—	—	208
Interest income (reversal)	—	25	—	(224)
Net investment loss from RoHo Joint Venture	(246)	—	(246)	—
Total investment income	24,060	26,318	73,184	75,354
Expenses
Interest expense	7,810	7,897	23,785	24,780
Base management fee (Note 3)	3,014	2,748	9,281	8,887
Performance based incentive fee (Note 3)	—	—	1,765	—
Administrative fee (Note 3)	406	377	1,471	1,203
Professional fees	753	493	2,510	1,722
General and administrative	489	437	1,447	1,477
Merger expenses	46	—	4,487	—
Total expenses	12,518	11,952	44,746	38,069
Management fee waived (Note 3)	(1,000)	—	(1,000)	—
Net expenses	11,518	11,952	43,746	38,069
Net investment income before excise tax	12,542	14,366	29,438	37,285
Provision for excise tax	265	373	797	1,123
Net investment income	12,277	13,993	28,641	36,162
Net realized and unrealized (loss) gain
Net realized gain (loss) on non-affiliate investments	3,179	2,590	(3,104)	(6,703)
Net realized loss on non-controlled affiliate investments	(14,501)	—	(14,501)	—
Net realized loss on controlled affiliate investments	—	(25,117)	—	(25,117)
Net realized loss on investments	(11,322)	(22,527)	(17,605)	(31,820)
Net realized loss on extinguishment of debt	—	(1,261)	(1,432)	(2,037)
Net realized loss	(11,322)	(23,788)	(19,037)	(33,857)
Net unrealized (depreciation) appreciation on non-affiliate investments	(32,756)	25,659	(36,644)	(1,266)
Net unrealized appreciation (depreciation) on non-controlled affiliate investments	4,064	1,812	(35,181)	210
Net unrealized (depreciation) appreciation on controlled affiliate investments	(499)	13,046	(499)	(12,740)
Net unrealized (depreciation) appreciation on investments	(29,191)	40,517	(72,324)	(13,796)
Net realized and unrealized (loss) gain	(40,513)	16,729	(91,361)	(47,653)
Net (decrease) increase in net assets resulting from operations	$(28,236)	$30,722	$(62,720)	$(11,491)
Net (decrease) increase in net assets resulting from operations per common share - basic	$(0.43)	$0.71	$(1.05)	$(0.28)
Net (decrease) increase in net assets resulting from operations per common share - diluted (1)	$(0.43)	$0.68	$(1.05)	$(0.28)
Weighted average shares outstanding - basic	66,313,471	43,101,307	59,604,481	41,525,869
Weighted average shares outstanding - diluted	66,313,471	45,838,142	59,604,481	41,525,869
Distributions declared per share	$0.27	$0.33	$0.72	$0.99

(1)	For the three and nine months ended September 30, 2026 and the nine months ended September 30, 2025, the impact of the hypothetical conversion of Convertible Notes would have been antidilutive to decrease in net assets resulting from operations per common share (Note 11).

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (Unaudited)

(Dollars in thousands, except share data)

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at June 30, 2025	42,027,567	$47	$535,423	$(251,675)	$283,795
Issuance of common stock, net of offering costs	1,570,248	1	10,620	—	10,621
Net increase in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	13,993	13,993
Net realized loss on investments	—	—	—	(22,527)	(22,527)
Net realized loss on extinguishment of debt	—	—	—	(1,261)	(1,261)
Net unrealized appreciation on investments	—	—	—	40,517	40,517
Issuance of common stock under dividend reinvestment plan	74,147	—	546	—	546
Issuance of common stock in extinguishment of debt	643,043	1	4,769	—	4,770
Distributions declared	—	—	—	(14,753)	(14,753)
Balance at September 30, 2025	44,315,005	49	551,358	(235,706)	315,701

Balance at June 30, 2026	66,978,865	$73	$710,266	$(292,839)	$417,500
Issuance of common stock pursuant to Merger Agreement	—	—	(4)	—	(4)
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	12,277	12,277
Net realized loss on investments	—	—	—	(11,322)	(11,322)
Net unrealized depreciation on investments	—	—	—	(29,191)	(29,191)
Issuance of common stock under dividend reinvestment plan	157,735	—	771	—	771
Repurchase of common stock	(2,033,991)	—	(10,000)		(10,000)
Distributions declared	—	—	—	(17,888)	(17,888)
Balance at September 30, 2026	65,102,609	$73	$701,033	$(338,963)	$362,143

			Paid-In Capital
	Common Stock		in Excess of	Distributable	Total Net
	Shares	Amount	Par	Loss	Assets
Balance at December 31, 2024	39,875,847	$44	$518,200	$(182,061)	$336,183
Issuance of common stock, net of offering costs	1,974,553	2	14,180	—	14,182
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	36,162	36,162
Net realized loss on investments	—	—	—	(31,820)	(31,820)
Net realized loss on extinguishment of debt	—	—	—	(2,037)	(2,037)
Net unrealized depreciation on investments	—	—	—	(13,796)	(13,796)
Issuance of common stock under dividend reinvestment plan	200,059	—	1,606	—	1,606
Issuance of common stock in extinguishment of debt	2,264,546	3	17,372	—	17,375
Distributions declared	—	—	—	(42,154)	(42,154)
Balance at September 30, 2025	44,315,005	$49	$551,358	$(235,706)	$315,701

Balance at December 31, 2025	45,613,815	$51	$559,355	$(240,904)	$318,502
Issuance of common stock, net of offering costs	—	—	11	—	11
Issuance of common stock pursuant to Merger Agreement	20,370,645	20	140,815	—	140,835
Net decrease in net assets resulting from operations, net of excise tax:
Net investment income, net of excise tax	—	—	—	28,641	28,641
Net realized loss on investments	—	—	—	(17,605)	(17,605)
Net realized loss on extinguishment of debt	—	—	—	(1,432)	(1,432)
Net unrealized depreciation on investments	—	—	—	(72,324)	(72,324)
Issuance of common stock under dividend reinvestment plan	399,112	—	2,003	—	2,003
Issuance of common stock in extinguishment of debt	2,118,250	2	15,081	—	15,083
Repurchase of common stock	(3,399,213)		(16,232)	—	(16,232)
Distributions declared	—	—	—	(35,339)	(35,339)
Balance at September 30, 2026	65,102,609	$73	$701,033	$(338,963)	$362,143

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(62,720)	$(11,491)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Amortization of debt issuance costs	1,669	1,973
Net realized loss on investments	17,605	31,820
Net realized loss on extinguishment of debt	1,432	2,037
Net unrealized depreciation on investments	72,324	13,796
Purchase of investments	(252,398)	(153,805)
Principal payments received on investments	169,102	204,604
PIK interest on investments	(3,674)	(1,192)
Proceeds from sale of investments	2,553	5,317
Investment in RoHo Joint Venture	(8,510)	—
Net investment loss from controlled affiliate investment	246	—
Equity received in settlement of interest and fee income	(500)	(3,209)
Warrants received in settlement of fee income	—	(71)
Accrued interest converted to common stock	32	125
Investments in money market funds acquired in Merger	141,264	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	192	(1,803)
Decrease in end-of-term payments	980	2,495
Increase (decrease) in unearned income	173	(2,883)
Decrease (increase) in other assets	1,121	(927)
Increase in other accrued expenses	1,678	393
Decrease in base management fee payable	(10)	(124)
Net cash provided by operating activities	82,559	87,055
Cash flows from financing activities:
Proceeds from issuance of 2030 Convertible Notes	—	40,000
Repayment of 2022 Asset-Backed Notes	—	(81,078)
Repayment of 2026 Notes	(57,500)	—
Proceeds from issuance of common stock, net of offering costs	11	14,182
Advances on Credit Facilities	45,000	15,000
Repayment of Credit Facilities	(45,000)	—
Debt issuance costs	(1,210)	(6,037)
Distributions paid	(42,520)	(39,083)
Repurchase of common stock	(16,232)	—
Net cash used in financing activities	(117,451)	(57,016)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,892)	30,039
Cash, cash equivalents and restricted cash:
Beginning of period	142,693	100,868
End of period	$107,801	$130,907

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,116	$22,828
Supplemental non-cash operating and financing activities:
Common stock issued in connection with Merger (1)	$140,835	$—
Acquisition of subsidiaries (1)
Non-cash assets acquired:
Interest receivable	$1,383	$—
Liabilities assumed:
Other accrued expenses	$1,812	$—
Refinanced debt investment balances	$30,000	$46,250
Warrant investments received and recorded as unearned income	$2,177	$278
Debt converted to common stock	$15,050	$17,250
Distributions payable	$5,869	$14,624
End-of-term payments receivable	$8,762	$11,033
Non-cash income	$6,805	$12,008

(1)	On April 14, 2026, in connection with the Merger (as defined in Note 1), the Company acquired net assets of $140.8 million for total stock consideration of $140.8 million. Refer to “Note 13 — MRCC Merger” for additional information on the Merger.

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated statements of assets and liabilities to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	September 30,
	2026	2025
Cash	$20,019	$84,662
Investments in money market funds	85,146	43,828
Restricted investments in money market funds	2,636	2,417
Total cash, cash equivalents and restricted cash	$107,801	$130,907

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Investments — 174.1% (8)
Non-Affiliate Debt Investments — 168.6% (8)
Non-Affiliate Debt Investments — Life Science — 83.6% (8)
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	$3,922	$3,892	$3,892
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	2,157	2,141	2,141
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	1,961	1,946	1,946
		Term Loan	12.00%		Prime	4.25%	12.00%	—	4.00%	March 1, 2028	1,961	1,946	1,946
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,250	3,240	3,240
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,250	3,240	3,240
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,250	3,240	3,240
		Term Loan	10.75%		Prime	3.75%	10.75%	—	5.00%	April 1, 2030	3,250	3,240	3,240
Long Grove Pharmaceuticals, LLC (2)(12)	Biotechnology	Term Loan	11.68	% (11)	1-month SOFR	4.00%	6.00%	—	—	February 27, 2031	10,537	10,343	10,638
Pelthos Therapeutics, Inc. (2)(5)(12)	Biotechnology	Term Loan	10.75%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	10,000	9,805	9,805
		Term Loan	10.75%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	10,000	9,805	9,805
		Term Loan	10.75%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	5,000	4,903	4,903
		Term Loan	10.75%		Prime	3.75%	10.50%	—	5.00%	January 31, 2031	5,000	4,903	4,903
Provivi, Inc. (2)(12)(13)	Biotechnology	Term Loan	12.36%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,497	1,131	692
		Term Loan	12.36%		Prime	5.36%	9.50%	—	4.30%	January 1, 2027	1,497	1,131	344
		Term Loan	12.36%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	748	563	692
		Term Loan	12.36%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	748	563	344
		Term Loan	12.36%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	748	562	344
		Term Loan	12.36%		Prime	5.36%	9.50%	—	4.31%	January 1, 2027	748	562	344
Avive Solutions, Inc. (2)(12)	Medical Device	Term Loan	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	5,000	4,935	4,935
		Term Loan	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	5,000	4,935	4,935
		Term Loan	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,467	2,467
		Term Loan	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,467	2,467
		Term Loan	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,467	2,467
		Term Loan	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	2,500	2,467	2,467
		Revolver	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	5,000	4,909	4,909
		Revolver	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	1,800	1,783	1,783
		Revolver	10.00%		Prime	3.00%	9.50%	—	3.00%	April 1, 2031	3,200	3,169	3,169
Bioness Medical, Inc. (2)(12)	Medical Device	Term Loan	11.90%		Prime	4.90%	11.65%	—	6.25%	September 1, 2031	5,000	4,796	4,796
		Term Loan	11.90%		Prime	4.90%	11.65%	—	6.25%	September 1, 2031	2,500	2,449	2,449
		Term Loan	11.90%		Prime	4.90%	11.65%	—	6.25%	September 1, 2031	2,500	2,449	2,449
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Term Loan	13.32%		Prime	6.32%	10.75%	—	10.88%	December 1, 2026	2,801	2,801	2,801
		Term Loan	13.32%		Prime	6.32%	10.75%	—	10.88%	December 1, 2026	2,801	2,801	2,801

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Hyperfine, Inc. (2)(5)(12)	Medical Device	Term Loan	11.25%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,618	4,618
		Term Loan	11.25%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,916	4,916
		Term Loan	11.25%		Prime	4.25%	10.75%	—	5.00%	March 18, 2031	5,000	4,916	4,916
Infobionic, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,951	4,951
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,951	4,951
		Term Loan	12.00%		Prime	4.50%	12.00%	—	2.00%	September 1, 2029	5,000	4,951	4,951
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,183	2,183
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,419	2,419
		Term Loan	12.00%		Prime	5.00%	12.00%	—	4.00%	September 1, 2029	2,500	2,444	2,444
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(5)(12)	Medical Device	Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,720	3,720
		Term Loan	12.25%		Prime	3.75%	12.25%	—	3.50%	January 1, 2029	3,750	3,720	3,720
MML US, Inc. (2)(12)	Medical Device	Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,624	2,556	2,556
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	2,624	2,606	2,606
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,247	5,212	5,212
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,247	5,212	5,212
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,208	5,172	5,172
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,208	5,172	5,172
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,041	4,994	4,994
		Term Loan	10.00	% (11)	Prime	3.00%	10.00%	13.50%	3.00%	March 1, 2030	5,041	4,994	4,994
Onkos Surgical, Inc. (2)(12)	Medical Device	Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,799	9,799
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	10,000	9,899	9,899
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,949	4,949
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	January 1, 2030	5,000	4,949	4,949
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	October 1, 2030	5,000	4,906	4,906
		Term Loan	10.75%		Prime	3.25%	10.75%	—	4.00%	October 1, 2030	5,000	4,937	4,937
Ossio, Inc. (2)(12)	Medical Device	Term Loan	10.25	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	12,677	12,510	12,571
		Term Loan	10.25	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	7,606	7,506	7,543
		Term Loan	10.25	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	2,526	2,492	2,509
		Term Loan	10.25	% (11)	Prime	3.25%	3.25%	—	3.00%	January 20, 2031	2,511	2,472	2,494
Sonex Health, Inc. (2)(12)	Medical Device	Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	10,000	9,801	9,801
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	10,000	9,868	9,868
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	3,750	3,700	3,700
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	3,750	3,700	3,700
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	2,500	2,467	2,467
		Term Loan	11.75%		Prime	5.00%	11.75%	—	5.00%	April 1, 2030	2,500	2,467	2,467

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Spineology, Inc. (2)(12)	Medical Device	Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	5,000	4,953	4,953
		Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,210	4,210
		Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	4,250	4,210	4,210
		Term Loan	12.00%		Prime	5.00%	12.00%	—	1.00%	August 1, 2029	2,500	2,477	2,477
Total Non-Affiliate Debt Investments — Life Science												304,030	302,710
Non-Affiliate Debt Investments — Sustainability — 4.1% (8)
NeoVolta, Inc. (2)(5)(15)	Alternative Energy	Term Loan	10.00%		Fixed	0.00%	10.00%	10.00%	—	March 4, 2028	5,000	4,364	4,364
		Term Loan	10.00%		Fixed	0.00%	10.00%	10.00%	—	March 4, 2028	5,000	4,364	4,364
Phigenics Holdings, Inc. (2)(12)	Other Sustainability	Term Loan	8.93%		1-month SOFR	5.25%	6.25%	0.00%	—	June 18, 2032	5,000	4,933	5,028
		Term Loan	8.93%		1-month SOFR	5.25%	6.25%	0.00%	—	June 18, 2032	1,000	988	1,006
Total Non-Affiliate Debt Investments — Sustainability												14,649	14,762
Non-Affiliate Debt Investments — Technology — 67.4% (8)
Glass Routes, LLC. (2)(12)	Communications	Term Loan	11.31	% (11)	3-month SOFR	7.50%	3.00%	—	—	May 15, 2028	4,959	4,959	4,959
		Term Loan	11.31	% (11)	3-month SOFR	7.50%	3.00%	—	—	May 15, 2028	844	837	844
		Term Loan	11.31	% (11)	3-month SOFR	7.50%	3.00%	—	—	May 15, 2028	644	638	644
		Term Loan	11.31	% (11)	3-month SOFR	7.50%	3.00%	—	—	May 15, 2028	692	686	692
		Term Loan	11.31	% (11)	3-month SOFR	7.50%	3.00%	—	—	May 15, 2028	401	397	401
Lyrical Foods, Inc. (2)(12)(13)	Consumer-related Technologies	Term Loan	10.50	% (11)	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,726	2,772	—
		Term Loan (17)	10.50	% (11)	Prime	3.50%	9.00%	—	5.00%	July 1, 2028	2,726	1,287	—
Bastille Buyer, Inc. (2)(12)	Software	Term Loan	9.19%		3-month SOFR	5.50%	6.25%	—	—	April 30, 2032	2,945	2,878	2,945
BriteCore Holdings, Inc. (2)(12)	Software	Term Loan	10.75%		Prime	3.75%	10.25%	—	3.00%	January 1, 2031	10,000	9,848	9,848
		Term Loan	10.75%		Prime	3.75%	10.25%	—	3.00%	January 1, 2031	7,500	7,423	7,423
		Term Loan	10.75%		Prime	3.75%	10.25%	—	3.00%	January 1, 2031	2,500	2,474	2,474
Crafty Holdings, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,949	4,949
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,949	4,949
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	5,000	4,949	4,949
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	2,000	1,978	1,978
		Term Loan	12.00%		Prime	4.50%	12.00%	—	4.00%	January 1, 2029	1,500	1,476	1,476
Dropoff, Inc. (2)(12)	Software	Term Loan (17)	13.50%		Prime	6.50%	9.75%	—	3.50%	June 30, 2028	8,209	2,809	4,784
		Term Loan	13.50%		Prime	6.50%	9.75%	—	3.50%	June 30, 2028	1,886	1,887	1,099
		Term Loan	13.50%		Prime	6.50%	9.75%	—	3.50%	June 30, 2028	9,303	9,303	5,422
		Term Loan	0.00%		—	—	—	—	—	June 30, 2028	5,000	5,000	2,914
ESO Solutions, Inc. (2)(12)	Software	Term Loan	10.58%		3-month SOFR	6.50%	7.25%	—	—	September 29, 2031	9,000	8,763	8,820
		Term Loan	10.58%		3-month SOFR	6.50%	7.25%	—	—	September 29, 2031	9,000	8,820	8,820
		Term Loan	10.58%		3-month SOFR	6.50%	7.25%	—	—	September 29, 2031	9,000	8,820	8,820

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
HiveMQ Inc. (2)(12)	Software	Term Loan	11.25%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,802	4,802
		Term Loan	11.25%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,952	4,952
		Term Loan	11.25%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,952	4,952
		Term Loan	11.25%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,952	4,952
		Term Loan	11.25%		Prime	4.25%	10.50%	—	9.00%	July 1, 2031	5,000	4,952	4,952
Kodiak Robotics, Inc. (2)(5)(12)	Software	Term Loan	10.50%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	15,000	14,674	14,674
		Term Loan	10.50%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	7,500	7,337	7,337
		Term Loan	10.50%		Prime	3.50%	10.00%	—	4.00%	January 1, 2030	7,500	7,337	7,337
MasteryPrep, LLC (2)(12)	Software	Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,421	7,421
		Term Loan	11.50%		Prime	4.00%	11.50%	—	3.75%	July 1, 2029	7,500	7,445	7,445
Samba TV, Inc. (2)(12)	Software	Term Loan	10.50	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	10,090	9,889	9,889
		Term Loan	10.50	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	7,568	7,472	7,472
		Term Loan	10.50	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	5,045	4,981	4,981
		Term Loan	10.50	% (11)	Prime	3.50%	3.50%	—	4.00%	December 1, 2030	2,523	2,491	2,491
StarCompliance Midco, LLC (2)(12)	Software	Term Loan	10.10%		3-month SOFR	6.35%	6.60%	—	—	July 12, 2028	10,000	9,955	10,000
		Revolver	10.10%		3-month SOFR	6.35%	6.60%	—	—	July 12, 2028	1,031	1,018	1,031
		Term Loan	10.10%		3-month SOFR	6.35%	6.60%	—	—	July 12, 2028	2,000	1,991	2,000
		Term Loan	10.10%		3-month SOFR	6.35%	6.60%	—	—	July 12, 2028	10,000	9,955	10,000
Stellar Cyber, Inc. (2)(12)	Software	Term Loan	10.75%		Prime	3.75%	10.50%	—	4.00%	April 1, 2030	5,000	4,844	4,844
		Term Loan	10.75%		Prime	3.75%	10.50%	—	4.00%	April 1, 2030	5,000	4,944	4,944
		Term Loan	10.75%		Prime	3.75%	10.50%	—	4.00%	April 1, 2030	5,000	4,944	4,944
Supply Network Visibility Holdings LLC (2)(12)	Software	Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,187	2,186	1,897
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	3,063	3,060	2,656
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	2,187	2,185	1,897
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	June 1, 2028	1,313	1,311	1,138
		Term Loan	12.00%		Prime	4.25%	12.00%	—	2.50%	July 1, 2029	5,000	4,990	4,333
Ursa Space Systems, Inc. (2)(12)	Software	Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	1,894	1,870	1,870
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	1,894	1,870	1,870
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	1,894	1,862	1,862
		Term Loan	12.00%		Prime	4.00%	12.00%	—	3.00%	November 1, 2028	1,894	1,862	1,862
Volt Bidco, Inc. (2)(12)	Software	Term Loan	9.07%		3-month SOFR	5.25%	6.00%	—	—	April 30, 2032	4,000	3,927	4,000
		Term Loan	9.07%		3-month SOFR	5.25%	6.00%	—	—	April 30, 2032	101	101	101
Total Non-Affiliate Debt Investments — Technology												254,434	244,116

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)	Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Affiliate Debt Investments — Healthcare information and services — 13.5% (8)
BrightInsight, Inc. (2)(12)	Software	Term Loan (17)	12.25%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	5,500	2,905	3,823
		Term Loan	12.25%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	6,417	6,411	4,455
		Term Loan	12.25%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,206	2,227
		Term Loan	12.25%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	3,208	3,206	2,227
		Term Loan	12.25%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,750	2,741	1,905
		Term Loan (17)	12.25%	Prime	5.50%	9.50%	—	4.00%	August 1, 2027	2,250	1,277	1,563
Elligo Health Research, Inc. (2)(12)	Software	Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	10,000	9,931	5,030
		Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	5,000	4,965	2,515
		Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	5,000	4,965	2,515
		Term Loan	11.75%	Prime	3.50%	11.75%	—	6.00%	October 1, 2027	5,000	4,965	2,515
GT Medical Technologies, Inc. (2)(12)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,713	3,713
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	3,750	3,713	3,713
		Term Loan	11.25%	Prime	3.25%	11.25%	—	4.00%	October 1, 2029	7,500	7,427	7,427
Hometeam Technologies, Inc. (2)(12)(13)	Other Healthcare Services	Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	1,080
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	1,080
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	1,080
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	1,080
		Term Loan	11.25%	Prime	3.25%	11.25%	—	3.50%	August 1, 2029	4,821	4,781	1,080
Total Non-Affiliate Debt Investments — Healthcare information and services											83,330	49,028
Total Non- Affiliate Debt Investments											$656,443	$610,616

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrant Investments — 3.9% (8)
Non-Affiliate Warrants — Life Science — 2.2% (8)
Avalo Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	149	$311	$—
BioVaxys Technology Corp. (5)(12)	Biotechnology	Common Stock Warrant	400,000	5	—
Castle Creek Biosciences, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	13,821	372	—
Imunon, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	19,671	65	—
KSQ Therapeutics, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	134,614	138	79
Mustang Bio, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	568	146	—
Native Microbials, Inc (2)(12)	Biotechnology	Preferred Stock Warrant	178,631	93	5
PDS Biotechnology Corporation (2)(5)(12)	Biotechnology	Common Stock Warrant	381,625	161	—
Pelthos Therapeutics, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	65,488	369	223
Provivi, Inc. (2)(12)	Biotechnology	Common Stock Warrant	175,098	278	—
Provivi, Inc. (2)(12)	Biotechnology	Preferred Stock Warrant	709,980	312	—
Stealth Biotherapeutics Inc. (2)(12)	Biotechnology	Common Stock Warrant	454,544	266	—
Xeris Pharmaceuticals, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	126,000	73	909
Aerin Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	1,818,183	66	1,343
Avive Solutions, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	2,152,080	131	139
Bioness Medical, Inc. (2)(12)	Medical Device	Common Stock Warrant	6,435	161	161
Canary Medical Inc. (2)(12)	Medical Device	Preferred Stock Warrant	12,153	86	—
Ceribell, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	89,903	147	1,455
Cognoa, Inc. (2)(12)	Medical Device	Common Stock Warrant	61,170	—	—
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	7,152,669	162	—
Conventus Orthopaedics, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	13,203,395	268	—
CSA Medical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	4,939,813	174	421
CVRx, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	47,410	76	—
Hyperfine, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	562,500	173	36
Infobionic, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	9,605,358	559	1,691
Magnolia Medical Technologies, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	900,043	194	260
Meditrina, Inc. (12)	Medical Device	Preferred Stock Warrant	233,993	83	89
Mobia Medical, Inc. fka Microtransponder, Inc. (2)(5)(12)	Medical Device	Common Stock Warrant	29,622	47	74
Onkos Surgical, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	602,129	266	261
Ossio, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	37,849	129	139
Sonex Health, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	6,706,925	443	356
Spineology, Inc. (2)(12)	Medical Device	Common Stock Warrant	27,139	135	—
Spineology, Inc. (2)(12)	Medical Device	Preferred Stock Warrant	45,101	39	180
VERO Biotech LLC (2)(12)	Medical Device	Preferred Stock Warrant	3,701	379	125
Total Non-Affiliate Warrants — Life Science				6,307	7,946

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Affiliate Warrants — Sustainability — 0.0% (8)
NeoVolta, Inc. (2)(5)(12)	Other Sustainability	Common Stock Warrant	727,272	724	154
Pivot Bio, Inc. (2)(12)	Energy Efficiency	Preferred Stock Warrant	210,418	14	—
LiquiGlide, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	122,717	53	19
Temperpack Technologies, Inc. (2)(12)	Other Sustainability	Preferred Stock Warrant	66,609	185	—
Total Non-Affiliate Warrants — Sustainability				976	173
Non-Affiliate Warrants — Technology — 1.6% (8)
Axiom Space Holdings, Inc. (2)(12)	Communications	Common Stock Warrant	2,654	50	43
Intelepeer Holdings, Inc. (2)(12)	Communications	Preferred Stock Warrant	2,936,535	138	—
CAMP NYC, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	448	57	—
Clara Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	46,745	30	—
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	13,068	80	54
Divergent Technologies, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	71,014	538	728
Havenly, Inc. (2)(12)	Consumer-related Technologies	Common Stock Warrant	1,633,929	3,463	2,969
MyForest Foods Co. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	500	41	53
Primary Kids, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	553,778	57	—
Quip NYC Inc. (2)(12)	Consumer-related Technologies	Preferred Stock Warrant	10,833	325	—
Updater, Inc.(2)(12)	Consumer-related Technologies	Preferred Stock Warrant	108,333	34	—
CPG Beyond, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	500,000	242	—
Silk, Inc. (2)(12)	Data Storage	Preferred Stock Warrant	394,110	175	187
Global Worldwide LLC (2)(12)	Internet and Media	Common Stock Warrant	245,810	75	—
Rocket Lawyer Incorporated (2)(12)	Internet and Media	Preferred Stock Warrant	261,721	92	76
Skillshare, Inc. (2)(12)	Internet and Media	Common Stock Warrant	139,316	162	—
Liqid, Inc. (2)(12)	Networking	Common Stock Warrant	344,102	364	—
Apkudo, Inc. (2)(12)	Software	Preferred Stock Warrant	31,848	97	68
BriteCore Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	194,570	137	546
Crafty Holdings, Inc. (2)(12)	Software	Common Stock Warrant	274,243	147	187
Dropoff, Inc. (2)(12)	Software	Common Stock Warrant	723,228	455	—
Everstream Holdings, LLC (2)(12)	Software	Preferred Stock Warrant	525,000	82	—
Lemongrass Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	202,616	57	80
Noodle Partners, Inc. (2)(12)	Software	Preferred Stock Warrant	84,037	116	—
OneNetworks, Inc. (2)(12)	Software	Preferred Stock Warrant	184,646	3	—
Revinate Holdings, Inc. (2)(12)	Software	Preferred Stock Warrant	682,034	44	94

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
SIGNiX, Inc. (12)	Software	Preferred Stock Warrant	61,064	57	—
Slingshot Aerospace, Inc. (2)(12)	Software	Preferred Stock Warrant	309,208	123	51
Stellar Cyber, Inc. (2)(12)	Software	Common Stock Warrant	180,021	40	43
Supply Network Visibility Holdings LLC (2)(12)	Software	Preferred Stock Warrant	682	64	—
Topia Mobility, Inc. (2)(12)	Software	Common Stock Warrant	30,496	138	—
Ursa Space Systems, Inc. (2)(12)	Software	Preferred Stock Warrant	1,075,072	151	155
Viken Detection Corporation (2)(12)	Software	Preferred Stock Warrant	345,443	120	347
Total Non-Affiliate Warrants — Technology				7,754	5,681
Non-Affiliate Warrants — Healthcare information and services — 0.1% (8)
GT Medical Technologies, Inc. (2)(12)	Other Healthcare	Preferred Stock Warrant	326,640	144	203
BrightInsight, Inc. (2)(12)	Software	Preferred Stock Warrant	232,871	168	—
Elligo Health Research, Inc. (2)(12)	Software	Preferred Stock Warrant	652,250	191	—
SafelyYou, Inc. (2)(12)	Software	Preferred Stock Warrant	206,983	163	87
Total Non-Affiliate Warrants — Healthcare information and services				666	290
Total Non-Affiliate Warrants				$15,703	$14,090
Non-Affiliate Other Investments — 0.5% (8)
Non-Affiliate Other Investments — Life Science — 0.5% (8)
BioVaxys Technology Corp. (5)(12)	Biotechnology	Royalty Agreement		$5,073	$—
Emalex Biosciences, Inc. (2)(12)	Biotechnology	Royalty Agreement		457	458
Tallac Therapeutics, Inc. (12)	Medical Device	Royalty Agreement		—	—
Aerobiotix, LLC (12)	Medical Device	Royalty Agreement		369	1,060
Lumithera, Inc. (12)	Medical Device	Royalty Agreement		1,083	351
ZetrOz, Inc. (12)	Medical Device	Royalty Agreement		—	—
Total Non-Affiliate Other Investments — Life Science				6,982	1,869
Non-Affiliate Other Investments — Technology — 0.0% (8)
Better Place Forests Co. (12)(16)	Consumer-related Technologies	Other Investment		10,007	—
Total Non-Affiliate Other Investments — Technology				10,007	—
Total Non-Affiliate Other Investments				$16,989	$1,869
Non-Affiliate Equity — 1.1% (8)
BioVaxys Technology Corp. (5)	Biotechnology	Common Stock	66,170	$14	$6
Cadrenal Therapeutics, Inc. (5)	Biotechnology	Common Stock	40,000	—	44
Castle Creek Biosciences, Inc. (12)	Biotechnology	Preferred Stock	4,068	750	750
Axiom Space Holdings, Inc. (12)	Communications	Preferred Stock	1,810	261	306
PebblePost, Inc. (2)(12)	Communications	Preferred Stock	56,212	73	73
SnagAJob.com, Inc. (12)	Consumer-related Technologies	Common Stock	82,974	9	—
Cognoa, Inc. (2)(12)	Medical Device	Common Stock	16,247,754	976	—
Cognoa, Inc. (2)(12)	Medical Device	Preferred Stock	2,119,272	500	500
Tigo Energy, Inc. (5)	Other Sustainability	Common Stock	5,205	111	5
Decisyon, Inc. (12)	Software	Preferred Stock	280,000	2,800	—
IREN Limited (2)(5)(12)	Software	Common Stock	38,137	1,515	1,558
Kodiak Robotics, Inc. (2)(5)	Software	Common Stock	338,798	3,100	649
Total Non-Affiliate Equity				$10,109	$3,891
Total Non-Affiliate Portfolio Investment Assets				$699,244	$630,466

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Cash Rate (4)		Index	Margin	Floor	Ceiling	ETP (10)	Maturity Date	Principal Amount	Cost of Investments (6)(9)	Fair Value (9)
Non-Controlled Affiliate Investments — 3.3% (8)
Non-Controlled Affiliate Debt Investments — 2.9% (8)
Hound Labs II, LLC (12)(13)	Diagnostics	Term Loan	13.00	% (11)	Prime	6.00%	9.25%	—	—	July 1, 2027	$7,476	$7,237	$—
NextCar Holding Company, Inc. (12)(14)	Consumer-related Technologies	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	March 31, 2026	1,618	1,618	809
Nexii, Inc. (12)	Other Sustainability	Term Loan	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	790	836	—
		Term Loan (17)	10.00%		Fixed	0.00%	0.00%	—	—	July 1, 2027	304	173	—
Shengrow, Inc. aka Soli Organic, Inc. (2)(12)(13)	Other Sustainability	Term Loan (17)	12.50	% (11)	Prime	5.50%	11.75%	—	2.75%	September 1, 2028	5,310	216	1,738
		Term Loan	12.50	% (11)	Prime	5.50%	11.75%	—	2.75%	September 1, 2028	3,540	3,314	1,144
		Term Loan	12.50	% (11)	Prime	5.50%	11.75%	—	2.75%	September 1, 2028	1,770	1,657	572
		Term Loan	12.50	% (11)	Prime	5.50%	11.75%	—	2.75%	September 1, 2028	3,540	3,313	1,144
		Term Loan	12.50	% (11)	Prime	5.50%	11.75%	—	2.75%	September 1, 2028	1,770	1,657	572
		Term Loan	12.50	% (11)	Prime	5.50%	11.75%	—	2.75%	September 1, 2028	3,540	3,311	1,143
		Term Loan	12.50	% (11)	Prime	5.50%	11.75%	—	2.75%	September 1, 2028	1,770	1,655	571
		Revolver	14.00%		Prime	7.00%	9.75%	—	—	March 31, 2027	4,626	4,626	1,597
		Revolver	14.00%		Prime	7.00%	9.75%	—	—	March 31, 2027	4,626	3,815	1,316
Total Non-Controlled Affiliate Debt Investments												33,428	10,606

				Cost of	Fair
Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares	Investments (6)(9)	Value (9)
Non-Controlled Affiliate Other Investments — 0.4% (8)
Evelo Holdings, Inc. (2)(5)(12)(15)	Biotechnology	Other Investment		20,092	1,486
Total Non-Controlled Affiliate Other Investments				20,092	1,486
Non-controlled Affiliate Equity — 0.0% (8)
Aulea Medical, Inc. (12)	Medical Device	Common Stock	660,537	—	—
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock	2,164,502	5,000	—
Hound Labs II, LLC (12)	Diagnostics	Preferred Stock	4,769	4,764	—
NextCar Holding Company, Inc. (2)(12)	Consumer-related Technologies	Preferred Stock	2,688,971	—	—
Nexii, Inc. (2)(12)	Other Sustainability	Preferred Stock	168,377	9,751	—
Total Non-Controlled Affiliate Equity				19,515	—
Non-controlled Affiliate Warrants — 0.0% (8)
Evelo Holdings, Inc. (2)(5)(12)	Biotechnology	Common Stock Warrant	23,196	127	—
Total Non-Controlled Affiliate Warrants				127	—
Total Non-Controlled Affiliate Portfolio Investment Assets				$73,162	$12,092

Controlled Affiliate Investments — 2.1% (8)
Controlled Affiliate Equity — Financial — 2.1% (8)
RoHo Capital Opportunity Fund LLC (12)(18)	Investment funds			$8,264	$7,765
Total Controlled Affiliate Equity				8,264	7,765
Total Controlled Affiliate Portfolio Investment Assets				$8,264	$7,765

Total Portfolio Investment Assets — 179.5% (8)				$780,670	$650,323

Short Term Investments - Unrestricted Investments - 23.5% (8)
US Bank Money Market Deposit Account	85,146	85,146
Total Short Term Investments - Unrestricted Investments	$85,146	$85,146

Short Term Investments - Restricted Investments - 0.7% (8)
US Bank Money Market Deposit Account	2,636	2,636
Total Short Term Investments - Restricted Investments	$2,636	$2,636

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

(Dollars in thousands)

(1)	All investments of the Company are in entities organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), a credit facility (the “NYL Facility”) led by New York Life Insurance Company and/or a credit facility (the “Nuveen Facility”, and together with the Key Facility and the NYL Facility, the “Credit Facilities”) led by Nuveen Alternatives Advisors LLC.
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

(4)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include end-of-term payments (“ETPs”), and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees. Debt investments are at variable rates for the term of the debt investment, unless otherwise indicated. For each debt investment, the current interest rate in effect as of  September 30, 2026 is provided.

(5)	Portfolio company is a public company.
(6)	For debt investments, represents principal balance less unearned income.
(7)	Warrants, Equity and Other Investments are non-income producing.
(8)	Value as a percent of net assets.
(9)

As of September 30, 2026, 1.5% and 1.0% the Company's total assets on a cost and fair value basis, respectively, are in non-qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying assets unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

(11)	Investment has a PIK feature in which the accrued interest or a portion of the accrued interest is added to the then-outstanding principal amount of the investment.
(12)	The fair value of the investment was valued using significant unobservable inputs.
(13)	Debt investment is on non-accrual status as of September 30, 2026.
(14)	Debt investment is on non-accrual status as of September 30, 2026 and interest payments will be recognized as income on a cash basis.
(15)	The investment originally consisted of debt investments in Evelo Biosciences Inc. (“Evelo”). Evelo was a clinical stage life science company that was unable to raise additional capital to continue as a going concern and, through a series of transactions, Evelo became a subsidiary of Evelo Holdings, Inc. (“Evelo Holdings”) and Evelo Holdings assumed the indebtedness of Evelo to the Company. Evelo Holdings is not an operating company but holds certain contractual rights to contingent payments and owns equity in Evelo. The Company has a first priority security interest in the assets of Evelo Holdings, so if any payments are received by Evelo Holdings or any of its equity holdings, the Company will receive substantially all of the proceeds from the same, until such time, if ever, that all of the indebtedness is repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment".
(16)	The investment originally consisted of debt investments in Better Place Forests Co. (“Better Place”). On April 30, 2025, Better Place transferred ownership of all of its right, title and interest in and to all of its tangible and intangible assets to Better Place ABC, LLC, a California limited liability company (“BP ABC”) and BP ABC sold a portion of such assets to Memorial Forests Foundation in consideration for, among other things, the assumption of certain liabilities of BP ABC. The Company has a first priority security interest in the remaining assets of BP ABC, including certain rights to employee retention tax credits, so if any payments are received by BP ABC, the Company will receive a portion of the proceeds from the same, until such time, if ever, that all of the obligations of BP ABC to the Company are repaid. Accordingly, the Company characterizes this investment as an “Other Investment” rather than a “Debt Investment".
(17)	On August 6, 2025, the Company purchased a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by Waterfall Asset Management (“WAM”), for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and the Advisor (as defined in Note 1) had previously entered into Master Program Agreement in March 2021 whereby the Advisor offered WAM the opportunity to participate, as a co-lender with the Company, in debt investments originated by the Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.
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

See Notes to Consolidated Financial Statements

Horizon Technology Finance Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollars in thousands)

(1)	All investments of the Company are in entities organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Has been pledged as collateral under the Key Facility, the NYL Facility and/or the Nuveen Facility.
(3)	All non-affiliate investments are investments in which the Company owns less than 5% of the voting securities of the portfolio company. All non-controlled affiliate investments are investments in which the Company owns 5% or more of the voting securities of the portfolio company but not more than 25% of the voting securities of the portfolio company. All controlled affiliate investments are investments in which the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).
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

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. As of September 30, 2026, there were six investments on nonaccrual status with a cost of $64.9 million and a fair value of $18.8 million. As of December 31, 2025, there were three investments on non-accrual status with a cost of $32.8 million and a fair value of $24.5 million. For the three months ended  September 30, 2026 and 2025, the Company recognized $0.05 million and $0.04 million, respectively, of interest income from debt investments while on non-accrual status. For nine months ended September 30, 2026 and 2025, $0.1 million and $0.3 million, respectively, of interest income from debt investments while on non-accrual status.

From time to time, the Company may have debt investments that contain a PIK provision. Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on an accrual basis to the extent such amounts are expected to be collected. As of September 30, 2026 and  December 31, 2025, there were eight and six, respectively, investments with PIK provisions. For the three months ended  September 30, 2026 and 2025, PIK interest income totaled $0.8 million and $0.7 million, respectively. For the three months ended  September 30, 2026 and 2025, 3.4% and 2.5%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest. For the nine months ended September 30, 2026 and 2025, PIK interest income totaled $3.7 million and $1.2 million, respectively. For the nine months ended September 30, 2026 and 2025, 5.0% and 1.6%, respectively, of the Company’s total investment income was attributable to non-cash PIK interest.

The Company will generally cease accruing PIK interest if management does not expect the portfolio company to be able to pay all principal and interest due. For the three months ended September 30, 2026 and 2025, there were no debt investments which had accrued PIK interest into income placed on nonaccrual status as of  September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, two debt investments, which had accrued PIK interest into income of $1.3 million during the nine months ended September 30, 2026 placed on nonaccrual status as of September 30, 2026. For the nine months ended September 30, 2025, one debt investment, which had accrued PIK interest into income of $0.2 million during the nine months ended September 30, 2025 was placed on nonaccrual status as of  September 30, 2025.

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

Certain debt investment agreements also require the borrower to make an ETP, that is accrued into interest receivable and taken into income over the life of the debt investment to the extent such amounts are expected to be collected. The Company will generally cease accruing the income if there is insufficient value to support the accrual or the Company does not expect the borrower to be able to pay the ETP when due. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the three months ended  September 30, 2026 and 2025 was 1.5% and 3.5%, respectively. The proportion of the Company’s total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2026 and 2025 was 4.0% and 3.6%, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company determines, at the time the RoHo Joint Venture makes distributions to the Company, whether the distributions should be recorded by the Company as dividend income or a return of capital. Generally, the Company will not record distributions from the RoHo Joint Venture as dividend income unless there are sufficient accumulated tax-basis earnings and profit in the RoHo Joint Venture prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended September 30, 2026 and the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through  September 30, 2026, the RoHo Joint Venture did not distribute dividend income to the Company.

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

Debt issuance costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing from its lenders and issuing debt securities. The unamortized balance of debt issuance costs as of  September 30, 2026 and  December 31, 2025 was $8.7 million and $10.6 million, respectively. These amounts are capitalized and amortized and included in interest expense in the consolidated statements of operations over the life of the borrowings. The accumulated amortization balances as of September 30, 2026 and  December 31, 2025 were $8.7 million and $8.9 million, respectively. The amortization expense for the three months ended  September 30, 2026 and 2025 was $0.5 million and $0.6 million, respectively. The amortization expense for the nine months ended September 30, 2026 and 2025 was $1.7 million and $2.0 million, respectively.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2026 and 2025, $0.3 and $0.4 million, respectively, was accrued for U.S. federal excise tax. For the nine months ended September 30, 2026 and 2025, $0.8 and $1.1 million, respectively, was accrued for U.S. federal excise tax.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The Company evaluates tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Company had no material uncertain tax positions at September 30, 2026 and  December 31, 2025. The Company’s income tax returns for the 2026, 2025 and 2024 tax years remain subject to examination by U.S. federal and state tax authorities.

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

During the three and nine months ended September 30, 2026, the Company did not sell shares of common stock under the 2023 Equity Distribution Agreement.

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

The Company generally uses net proceeds from these offerings to make investments, to pay down liabilities and for general corporate purposes. As of September 30, 2026, shares representing approximately $64.3 million of its common stock remain available for issuance and sale under the 2023 Equity Distribution Agreement.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock Repurchase Program

On August 3, 2026, the Board extended a previously authorized stock repurchase program which allows the Company to repurchase up to $20.0 million of its common stock at prices below the Company’s net asset value per share as reported in its most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of the Company's most recently disclosed net asset value per share. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. It is the intention of the Company that any repurchases of common stock will comply with the requirements of Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $20.0 million of the Company’s common stock. During the three months ended  September 30, 2026, the Company repurchased 2,033,991 shares of its common stock at an average price of $4.90 on the open market at a total cost of $10.0 million. For the nine months ended September 30, 2026, the Company repurchased 3,399,213 shares of its common stock at an average price of $4.76 on the open market at a total cost of $16.2 million. During the three and nine months ended September 30, 2025, the Company did not make any repurchases of its common stock under its stock repurchase program. From the date of the inception of the Company’s stock repurchase program through September 30, 2026, the Company repurchased 3,566,678 shares of its common stock at an average price of $5.06 on the open market at a total cost of $18.1 million. From time to time, the Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which amends the fair value measurement guidance for investment companies to require that a contractual restriction prohibiting the sale of an equity security be considered in measuring the fair value of the security. The amendments also require additional disclosure of the discount attributable to the contractual sale restriction that is incorporated into the fair value measurement. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact ASU No. 2026-03.

Horizon Technology Finance Corporation and Subsidiaries

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

In connection with entry into the Merger Agreement with MRCC, HMMS, Inc., a Maryland corporation and wholly owned subsidiary of the Company, Monroe Capital BDC Advisors, LLC, an investment adviser to MRCC, and the Advisor, the Advisor agreed to waive $4.0 million of base management fees and/or incentive fees (the “Fee Waiver”) due and payable to the Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per quarter commencing with the Company’s third fiscal quarter of 2026. The Fee Waiver is in effect until the end of the Company’s second fiscal quarter of 2027 and, for each applicable fiscal quarter, will not exceed the total amount of base management fees and incentive fees earned by the Advisor during such fiscal quarter. During three and nine months ended September 30, 2026, the Company waived $1.0 million of base management fee in connection with the Fee Waiver.

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

The base management fee payable at September 30, 2026 and  December 31, 2025 was $1.0 million. The base management fee expense, net of the Fee Waiver, was $2.0 million and $2.7 million for the three months ended September 30, 2026 and 2025, respectively. The base management fee expense, net of the Fee Waiver, was $8.3 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively.

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

There was no performance based incentive fee expense for the three months ended September 30, 2026 and 2025. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the three months ended September 30, 2026 and 2025, which resulted in $2.5 million and $2.8 million, respectively, of reduced expense and additional net investment income. The performance based incentive fee expense was $1.8 million for the nine months ended September 30, 2026. There was no performance based incentive fee expense for the nine months ended September 30, 2025. The incentive fee on Pre-Incentive Fee Net Investment Income was subject to the Incentive Fee Cap and Deferral Mechanism for the nine months ended September 30, 2026 and 2025, which resulted in $3.2 million and $7.2 million, respectively, of reduced expense and additional net investment income. This deferral represents a contingent future liability and is not accrued until the amount can be reasonably estimated and payment is probable. The remaining deferred amount may be paid up to three years after the date of deferment. There was no performance based incentive fee payable as of September 30, 2026 and  December 31, 2025.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During the three and nine months ended September 30, 2026, $3.5 million and $6.8 million, respectively, of the incentive fee deferred under the Incentive Fee Cap and Deferral Mechanism expired. The following table provides the expiration dates of the Company’s Incentive Fee Cap and Deferral Mechanism contingent future liability as of  September 30, 2026:

Expiration	Total
(In thousands)
December 31, 2026	3,002
March 31, 2027	2,285
June 30, 2027	2,582
September 30, 2027	2,368
December 31, 2027	2,085
March 31, 2028	2,144
June 30, 2028	2,290
September 30, 2028	2,799
December 31, 2028	1,650
March 31, 2029	382
June 30, 2029	373
September 30, 2029	2,455
Total	$24,415

Administration Agreement

The Company entered into an administration agreement (the “Administration Agreement”) with the Advisor to provide administrative services to the Company. For providing these services, facilities and personnel, the Company reimburses the Advisor for the Company’s allocable portion of overhead and other expenses incurred by the Advisor in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and the Company’s allocable portion of the costs of compensation and related expenses of the Company’s Chief Financial Officer and Chief Compliance Officer and their respective staffs. The administrative fee expense was $0.4 million for the three months ended September 30, 2026 and 2025. The administrative fee expense was $1.5 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. The administrative fee payable at  September 30, 2026 and  December 31, 2025 was $0.4 million and $0.3 million, respectively. The administrative fee payable is included in other accrued liabilities on the Company's Statement of Assets and Liabilities.

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

Note 4. Investments

The following table shows the Company’s investments as of September 30, 2026 and  December 31, 2025:

	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Investments
Debt	$689,871	$621,222	$602,488	$596,025
Warrants	15,830	14,090	14,868	16,648
Other	37,081	3,355	45,258	3,444
Equity	29,624	3,891	42,655	31,127
Equity interest in RoHo Joint Venture	8,264	7,765	—	—
Total investments	$780,670	$650,323	$705,269	$647,244

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the Company’s investments by industry sector as of September 30, 2026 and  December 31, 2025:

	September 30, 2026		December 31, 2025
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Life Science
Biotechnology	$101,258	$69,659	$94,280	$61,829
Medical Device	243,520	245,652	227,893	222,485
Technology
Communications	8,039	7,962	522	3,142
Consumer-Related	20,318	4,613	31,204	21,846
Data Storage	417	187	417	230
Internet and Media	329	76	329	151
Networking	364	—	364	—
Software	252,104	240,354	199,608	190,911
Sustainability
Alternative Energy	9,452	8,882	4,914	4,905
Energy Efficiency	125	5	125	9
Other Sustainability	40,483	15,850	50,321	49,315
Healthcare Information and Services
Diagnostics	12,001	—	11,553	11,369
Other	38,902	20,456	38,668	34,508
Software	45,094	28,862	45,071	46,544
Investment funds
RoHo Capital Opportunity Fund LLC	8,264	7,765	—	—
Total investments	$780,670	$650,323	$705,269	$647,244

RoHo Capital Opportunity LLC

On March 18, 2026, the Company and CRFH entered into the LLC Agreement to form the RoHo Joint Venture. The RoHo Joint Venture is intended to enhance the investment strategy of the Company by providing growth capital financing solutions to small and micro-cap public companies.

The Company has committed to invest up to $87.5 million in the RoHo Joint Venture and CRFH has committed to invest up to $12.5 million in the RoHo Joint Venture. Investments by each of the Company and CRFH in the RoHo Joint Venture will be made in the form of membership interests. As of September 30, 2026, $79.0 of the Company’s commitment was unfunded.

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

The RoHo Joint Venture is not consolidated by either the Company or CRFH for financial reporting purposes. Investments held by the RoHo Joint Venture are measured at fair value using the same valuation methodology as described in Note 6. As of September 30, 2026, the RoHo Joint Venture had total assets of $9.1 million. The RoHo Joint Venture’s portfolio consisted of a debt investment in one portfolio company as of September 30, 2026 with an aggregate principal amount was $10.0 million. As of September 30, 2026, The RoHo Joint Venture had no investments on non-accrual status. The RoHo Joint Venture invests in portfolio companies in the same industries in which the Company may directly invest.

During the three months ended September 30, 2026 and for the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through September 30, 2026, there were no distributions from the RoHo Joint Venture.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the RoHo Joint Venture’s investments as of September 30, 2026:

						Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)	Cash Rate (3)	Index	Maturity Date	Amount	Investments(4)	Value
(Dollars in thousands)
Debt Investments — Sustainability
NeoVolta, Inc. (5)(6)	Alternative Energy	Term Loan	10.00%	Fixed	March 4, 2028	$10,000	$8,868	$8,868
Total Debt Investments — Sustainability							8,868	8,868
Total Debt Investments							8,868	8,868

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares
Warrant Investments — Sustainability
NeoVolta, Inc. (5)(6)	Alternative Energy	Common Stock Warrants	727,273				724	153
Total Warrant Investments — Sustainability							724	153
Total Warrant Investments							724	153

Total Portfolio Investment Assets							$9,592	$9,021

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account							$1	$1
Total Short Term Investments — Unrestricted Investments							$1	$1

(1)	All investments of the Company are in entities organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Warrants are non-income producing.
(3)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

(4)	For debt investments, represents principal balance less unearned income.
(5)	Portfolio company is a public company.
(6)	The fair value of the investment was valued using significant unobservable inputs.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following tables show certain summarized financial information for the RoHo Joint Venture as of September 30, 2026 and for the three months ended September 30, 2026 and for the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through September 30, 2026:

September 30,
2026
Assets
Investments at fair value (cost of $9,592)	$9,021
Investments in money market funds	1
Interest receivable	75
Total assets	$9,097
Liabilities
Other liabilities	264
Total liabilities	264

Commitments and contingencies

Members’ Capital
Members’ capital	8,833
Total members’ capital	8,833
Total liabilities and members’ capital	$9,097

	For the three months	For the period March 18,
	ended	2026 through
	September 30, 2026
	(In thousands)
Selected Statements of Operations Information
Total investment income	$168	$168
Total expenses	$230	$660
Net investment loss	$(62)	$(492)
Net unrealized depreciation on investments	$(570)	$(570)
Net decrease in net assets resulting from operations	$(632)	$(1,062)

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Transactions with affiliated companies

A non-controlled affiliated company is generally a portfolio company in which the Company owns 5% or more of such portfolio company’s voting securities but not more than 25% of such portfolio company’s voting securities.

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2026 were as follows:

			Three months ended September 30, 2026
	Fair value at				Transfers		Net		Fair value at
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2026	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2026	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	1,486	—	—	—	—	—	—	—	1,486	—
Hound Labs II LLC	10,560	—	—		—	—	(10,560)	—	—	—
Nexii, Inc.	—	5	—	—	—	—	(5)	—	—	28
NextCar Holding Company, Inc.	936	—	(255)	—	—	—	128	—	809	46
Shengrow Inc.	12,226	—	(2,429)	—	—	—	14,501	(14,501)	9,797	—
Total non-controlled affiliates	$25,208	$5	$(2,684)	$—	$—	$—	$4,064	$(14,501)	$12,092	$74

Transactions related to investments in non-controlled affiliated companies for the three months ended September 30, 2025 were as follows:

			Three months ended September 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	6,707	—	(2,023)	—	—	—	(3,334)	—	1,350	—
Shengrow Inc.	—	5,000	—	367	32,941	12	5,146	—	43,466	462
Total non-controlled affiliates	$6,707	$5,000	$(2,023)	$367	$32,941	$12	$1,812	$—	$44,816	$462

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2026 were as follows:

			Nine months ended September 30, 2026
	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2026	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	1,486	—	—	—	—	—	—	—	1,486	—
Hound Labs II LLC	11,369	—	—	447	—	—	(11,816)	—	—	447
Nexii, Inc.	—	12	—	—	—	—	(12)	—	—	83
NextCar Holding Company, Inc.	1,079	—	(649)	—	—	—	379	—	809	134
Shengrow Inc.	49,210	—	(2,429)	834	—	415	(23,732)	(14,501)	9,797	1,293
Total non-controlled affiliates	$63,144	$12	$(3,078)	$1,281	$—	$415	$(35,181)	$(14,501)	$12,092	$1,957

Transactions related to investments in non-controlled affiliated companies for the nine months ended September 30, 2025 were as follows:

			Nine months ended September 30, 2025

	Fair value at				Transfers		Net		Fair value at
Portfolio	December 31,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	Interest
Company	2024	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	income
	(In thousands)
Aulea Medical, Inc.	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Evelo Biosciences, Inc.	8,307	2	(2,023)	—	—	—	(4,936)	—	1,350	—
Shengrow Inc.	—	5,000	—	367	32,941	12	5,146	—	43,466	462
Total non-controlled affiliates	$8,307	$5,002	$(2,023)	$367	$32,941	$12	$210	$—	$44,816	$462

A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of such portfolio company’s voting securities or has the power to exercise control over management or policies of such portfolio company (including through a management agreement).

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Transactions related to investments in controlled affiliated companies for the three months ended  September 30, 2026.

			Three months ended September 30, 2026

	Fair value at			Transfers		Net		Fair value at
Portfolio	June 30,			in/(out) at	Dividends	unrealized	Net realized	September 30,	Interest
Company	2026	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2026	income
	(In thousands)
RoHo Capital Opportunity Fund LLC(1)	$215	$8,295		$—	$(246)	$(499)		$7,765	$(246)	—
Total controlled affiliates	$215	$8,295	$—	$—	$(246)	$(499)	$—	$7,765	$(246)

(1)

The Company and CRFH are the members of the RoHo Joint Venture, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in the RoHo Joint Venture in the form of capital contributions as the RoHo Joint Venture makes investments or incurs expenses, and all portfolio and other material decisions regarding the RoHo Joint Venture must be submitted to the RoHo Joint Venture’s board of directors, which has an equal number of directors appointed by each of the Company and CRFH. Accordingly, the Company does not have sole control over the RoHo Joint Venture.

Transactions related to investments in controlled affiliated companies for the three months ended September 30, 2025 were as follows:

			Three months ended September 30, 2025

	Fair value at				Transfers		Net		Fair value at	Interest
Portfolio	June 30,		Principal		in/(out) at	Discount	unrealized	Net realized	September 30,	income
Company	2025	Purchases	payments	PIK	fair value	accretion	gain/(loss)	gain/(loss)	2025	(reversal)
	(In thousands)
Better Place Forests Co.	$879	$306	$—	$—	$—	$—	$3,376	$(4,561)	$—	$—
HIMV LLC	865	370	—	—	(1,178)	—	(57)	—	—	—
Nexii, Inc.	8,711	3,218	—	—	—	—	(10,813)	—	1,116	25
Swift Health Systems, Inc.	—	16	—	—	—	—	20,540	(20,556)	—	—
Total controlled affiliates	$10,455	$3,910	$—	$—	$(1,178)	$—	$13,046	$(25,117)	$1,116	$25

Transactions related to investments in controlled affiliated companies for the nine months ended September 30, 2026.

			Nine months ended September 30, 2026

	Fair value at			Transfers		Net		Fair value at
Portfolio	December 31,			in/(out) at	Dividends	unrealized	Net realized	September 30,	Interest
Company	2025	Purchases	Distributions	fair value	declared	gain/(loss)	gain/(loss)	2026	income (reversal)
	(In thousands)
RoHo Capital Opportunity Fund LLC(1)	$—	$8,510		$—	$(246)	$(499)		$7,765	$(246)	—
Total controlled affiliates	$—	$8,510	$—	$—	$(246)	$(499)	$—	$7,765	$(246)

1)

The Company and CRFH are the members of the RoHo Joint Venture, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in the RoHo Joint Venture in the form of capital contributions as the RoHo Joint Venture makes investments or incurs expenses, and all portfolio and other material decisions regarding the RoHo Joint Venture must be submitted to the RoHo Joint Venture’s board of directors, which has an equal number of directors appointed by each of the Company and CRFH. Accordingly, the Company does not have sole control over the RoHo Joint Venture.

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

The following tables detail the assets that are carried at fair value and measured at fair value on a recurring basis as of September 30, 2026 and  December 31, 2025 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine the fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$621,222	$621,222
Warrant investments	—	2,850	11,240	14,090
Other investments	—	—	3,355	3,355
Equity investments	2,263	—	1,628	3,891
Equity interest in RoHo Joint Venture (1)	—	—	—	7,765
Total investments	$2,263	$2,850	$637,445	$650,323

(1)	The fair value of the Company's investment in the RoHo Joint Venture is determined using the net asset value of the Company's ownership interest in member's capital.

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt investments	$—	$—	$596,025	$596,025
Warrant investments	—	1,916	14,732	16,648
Other investments	—	—	3,444	3,444
Equity investments	3,988	—	27,139	31,127
Total investments	$3,988	$1,916	$641,340	$647,244

The following tables provide a summary of quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2026 and  December 31, 2025. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining its fair value measurements.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of September 30, 2026:

September 30, 2026
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$559,462	Discounted Expected Future Cash Flows	Hypothetical Market Yield	9% – 25%	13%

	61,760	Multiple Probability Weighted Cash Flow Model	Probability Weighting	5% – 100%	56%

Warrant investments	11,240	Black-Scholes Valuation Model	Asset Value Per Share	$0.00 – $807.91	$12.61
			Average Industry Volatility	24%	24%
			Marketability Discount	0% – 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	3,355	Multiple Probability Weighted Cash Flow Model	Discount Rate	10% – 100%	43%
			Probability Weighting	100%	100%

Equity investments	1,628	Last Equity Financing	Asset Value Per Share	$0.24 – $215.03	$117.72

	—	Scenario Model	Probability Weighting	100%	100%

Total Level 3 investments	$637,445

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

The following table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements as of December 31, 2025:

December 31, 2025
	Fair	Valuation Techniques/	Unobservable		Weighted
Investment Type	Value	Methodologies	Input	Range	Average(1)
		(Dollars in thousands, except per share data)
Debt investments	$558,294	Discounted Expected Future Cash Flows	Hypothetical Market Yield	11% – 20%	13%

	37,731	Multiple Probability Weighted Cash Flow Model	Probability Weighting	30% – 100%	56%

Warrant investments	14,732	Black-Scholes Valuation Model	Asset Value Per Share	$0.00 – $807.91	$13.72
			Average Industry Volatility	24%	24%
			Marketability Discount	0 – 20%	20%
			Estimated Time to Exit (in years)	1 to 5	3

Other investments	3,444	Multiple Probability Weighted Cash Flow Model	Discount Rate	20% – 100%	44%
			Probability Weighting	0% – 100%	100%

Equity investments	27,139	Last Equity Financing	Asset Value Per Share	$0.06 – $1,000.00	$186.54

	—	Scenario Model	Probability Weighting	100%	100%

Total Level 3 investments	$641,340

(1)

Weighted average is calculated by multiplying (a) the unobservable input for each investment in the investment type by (b) (1) the fair value of the related investment in the investment type divided by (2) the total fair value of the investment type.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Borrowings: The Credit Facilities approximate fair value due to the variable interest rate of the facilities and are categorized as Level 2 within the fair value hierarchy described above. Additionally, the Company considers its creditworthiness in determining the fair value of such borrowings. The fair value of the fixed-rate 2027 Notes (as defined in Note 7) is based on the closing public share price on the date of measurement. On September 30, 2026, the closing price of the 2027 Notes on the New York Stock Exchange was $24.90 per note, and the 2027 Notes had an aggregate fair value of $57.3 million. Therefore, the Company has categorized the 2027 Notes as Level 1 within the fair value hierarchy described above. Based on market yields on  September 30, 2026, the fair value of the 2028 Notes (as defined in Note 7) was $56.0 million. The 2028 Notes are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  September 30, 2026, the fair value of the 2031 Convertible Notes (as defined in Note 7) was $2.6 million. The 2031 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. Based on market yields on  September 30, 2026, the fair value of the 2030 Convertible Notes (as defined in Note 7) was $15.7 million. The 2030 Convertible Notes are categorized as Level 3 within the fair value hierarchy described above. These borrowings are not recorded at fair value on a recurring basis.

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings. Therefore, the Company has categorized these instruments as Level 3 within the fair value hierarchy described above.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended September 30, 2026:

	Three months ended September 30, 2026
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$647,999	$14,113	$5,882	$4,037	$672,031
Purchase of investments	89,632	—	—	—	89,632
Warrants and equity received and classified as Level 3	—	293	500	—	793
Principal payments received on investments	(83,050)	—	—	(881)	(83,931)
PIK interest on investments	829	—	—	—	829
Proceeds from sale of investments	—	(507)	—	(38)	(545)
Net realized gain (loss) on investments	1,460	1,681	(14,501)	38	(11,322)
Unrealized (depreciation) appreciation included in earnings	(34,222)	(2,824)	9,747	199	(27,100)
Transfer out of Level 3	—	(1,516)	—	—	(1,516)
Other	(1,426)	—	—	—	(1,426)
Level 3 assets, end of period	$621,222	$11,240	$1,628	$3,355	$637,445

During the three months ended September 30, 2026, there was one transfer out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $1.5 million that was transferred to Level 2 upon the portfolio company being acquired by a public company. During the three months ended September 30, 2026, there were no transfers into Level 3.

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

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2026:

	Nine months ended September 30, 2026
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$596,025	$14,732	$27,139	$3,444	$641,340
Purchase of investments	252,398	—	—	—	252,398
Warrants and equity received and classified as Level 3	—	911	500	—	1,411
Principal payments received on investments	(167,799)	—	—	(1,303)	(169,102)
PIK interest on investments	3,674	—	—	—	3,674
Proceeds from sale of investments	(1)	(1,737)	(641)	(174)	(2,553)
Net realized gain (loss) on investments	1,462	2,371	(14,282)	(7,156)	(17,605)
Unrealized (depreciation) appreciation included in earnings	(62,187)	(3,098)	(10,965)	8,087	(68,163)
Transfer out of Level 3	—	(1,605)	—	—	(1,605)
Transfer out of warrant and equity investments	—	(334)	(123)	457	—
Other	(2,350)	—	—	—	(2,350)
Level 3 assets, end of period	$621,222	$11,240	$1,628	$3,355	$637,445

During the nine months ended September 30, 2026, there were two transfers out of Level 3. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $1.5 million that was transferred to Level 2 upon the portfolio company being acquired by a public company. One transfer out of Level 3 related to warrants held in one portfolio company with an aggregate fair value of $0.1 million that was transferred to Level 2 upon the portfolio company becoming a public company. During the nine months ended September 30, 2026, there were no transfers into Level 3.

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at September 30, 2026 includes $60.0 million in unrealized depreciation on debt and other investments, $5.7 million in unrealized depreciation on equity investments and $2.7 million in unrealized depreciation on warrant investments.

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2025:

	Nine months ended September 30, 2025
	Debt	Warrant	Equity	Other
	Investments	Investments	Investments	Investments	Total
	(In thousands)
Level 3 assets, beginning of period	$638,779	$16,438	$25,611	$14,637	$695,465
Purchase of investments	146,295	750	5,961	799	153,805
Warrants and equity received and classified as Level 3	—	343	3,209	—	3,552
Principal payments received on investments	(202,580)	—	—	(2,024)	(204,604)
PIK interest on investments	1,192	—	—	—	1,192
Proceeds from sale of investments	(4)	(3,303)	(846)	(1,164)	(5,317)
Net realized (loss) gain on investments	(9,734)	4,220	(17,762)	(8,544)	(31,820)
Unrealized depreciation included in earnings	(2,823)	(505)	(5,058)	(4,048)	(12,434)
Transfer out of Level 3	—	(2,601)	—	(16)	(2,617)
Transfer out of warrant investments	(13,541)	—	10,000	3,541	—
Other	2,606	—	—	—	2,606
Level 3 assets, end of period	$560,190	$15,342	$21,115	$3,181	$599,828

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

The change in unrealized depreciation included in the consolidated statement of operations attributable to Level 3 investments still held at  September 30, 2025 includes $10.1 million in unrealized depreciation on debt and other investments, $9.7 million in unrealized depreciation on equity investments and $0.6 million in unrealized depreciation on warrant investments.

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

As of September 30, 2026 and  December 31, 2025, all of the balances of all the Company’s financial instruments were recorded at fair value, except for the Company’s borrowings, as previously described.

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

Note 7. Borrowings

The following table shows the Company’s borrowings as of September 30, 2026 and  December 31, 2025:

	September 30, 2026			December 31, 2025
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	150,000	90,000	60,000	200,000	90,000	110,000
2028 Notes	57,500	57,500	—	57,500	57,500	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	—	—	—	57,500	57,500	—
2030 Convertible Notes	16,450	16,450	—	31,500	31,500	—
2031 Convertible Notes	2,750	2,750	—	2,750	2,750	—
Total before debt issuance costs	684,200	405,200	279,000	806,750	477,750	329,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,481)	—	—	(4,723)	—
Total borrowings outstanding, net	$684,200	$402,719	$279,000	$806,750	$473,027	$329,000

As of September 30, 2026, with certain limited exceptions, the Company, as a BDC, was only allowed to borrow amounts such that the Company’s asset coverage, as defined in the 1940 Act, was at least 150% after such borrowings. In accordance with GAAP, any borrowings of the RoHo Joint Venture are not included in the asset coverage calculation. As of September 30, 2026, the asset coverage for borrowed amounts was 189%.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Credit Facilities

Key Facility

The Company entered into the Key Facility with Key effective November 4, 2013. On February 26, 2026, the Company amended the Key Facility, among other things, (i) to make Michael P. Balkin and Paul G. Seitz each an “Authorized Person”, (ii) to amend certain requirements to make a debt investment eligible for the borrowing base and (ii) to amend certain concentration limits. On June 20, 2024, the Company amended the Key Facility, among other things, (i) to extend the date on which the Company may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with an interest rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. On June 29, 2023, the Company amended the Key Facility, among other things, to increase the commitment amount to $150 million and to increase the amount of the accordion feature which now allows for the potential increase in the total commitment amount to $300 million. The Key Facility is collateralized by all debt investments and warrants held by Credit II and permits an advance rate of up to 60% of eligible debt investments held by Credit II. The Key Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the debt investments securing the Key Facility to certain criteria for qualified debt investments and includes portfolio company concentration limits as defined in the related loan agreement. As of September 30, 2026, the Company was in material compliance with the terms of the Key Facility. The prime rate was 7.00% and 6.75% on September 30, 2026 and December 31, 2025, respectively. The average interest rate on the Key Facility for the three months ended September 30, 2026 and 2025 was 6.89% and 7.56%, respectively. The average interest rate on the Key Facility for the nine months ended September 30, 2026 and 2025 was 6.86% and 7.59%, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% on an annualized basis of any unborrowed amount available under the facility. As of September 30, 2026 and  December 31, 2025, the Company had borrowing capacity under the Key Facility of $150.0 million. At September 30, 2026 and  December 31, 2025, $86.8 million and $49.6 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On July 29, 2026, the Company amended the NYL Facility to, among other things, to (i) add a second class of notes and (ii) extend the legal final maturity date to June 2034. The interest rate for advances made on the second class of notes is fixed at 3.50% plus the Three Year I Curve, with the interest rate to be reset on any advance date.

There were $181.0 million in advances made by the NYL Noteholders as of September 30, 2026, including $166.5 million on the NYL Class A Notes and $14.5 million on the NYL Class B Notes. There were $181.0 million in advances made by the NYL Noteholders  December 31, 2025. The interest rate on the NYL Class A Notes was 6.72% as of  September 30, 2026.  The interest rate on the NYL Class B Notes was 7.86% as of September 30, 2026. The interest rate was 6.57% as of September 30, 2025. As of September 30, 2026 and  December 31, 2025, the Company had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2026 and December 31, 2025, $15.2 million and $1.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the NYL Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2026 and December 31, 2025, there were approximately $1.4 million of such restricted investments.

As of September 30, 2026, the Company was in material compliance with the terms of the NYL Facility.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nuveen Facility

HFII entered into the Nuveen Facility with the Nuveen Noteholders for an aggregate purchase price of up to $100.0 million, with an accordion feature of up to $200.0 million at the mutual discretion and agreement of HFII and the Nuveen Noteholders. On June 21, 2024, the Company sold or contributed to HFII secured loans made to certain portfolio companies pursuant to the Sale and Servicing Agreement. Any notes issued by HFII are collateralized by all investments held by HFII and permit an advance rate of up to 67.5% of the aggregate principal amount of eligible debt investments. The notes were issued pursuant to an indenture. The Nuveen Facility bore interest, payable monthly, determined at a rate per annum equal to the greater of (i) the yield for the United States Treasury constant maturity 3-year and 5-year in the most recent statistical release published by the Board of Governors of the Federal Reserve System designated as “Selected Interest Rates (Daily) – H.15” interpolated to a 4.88-year weighted average life (the “Pricing Benchmark”) plus 3.15% and (ii) 5.00%.

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

On July 17, 2026, the Company amended its Nuveen Facility to decrease the commitment by $50.0 million in connection with secured notes previously issued by HFII.

On September 2, 2026, the Company amended the Nuveen Facility to, among other things, to (i) extend the date through which the Company may request advances under the Nuveen Facility to July 21, 2027 (ii) add a second class of notes and (iii) extend the legal final maturity date to December 10, 2035. The interest rate for advances made on the second class of notes is fixed at 3.50% plus the Three Year I Curve, with the interest rate to be reset quarterly.

There were $90.0 million in advances made by the Nuveen Noteholders as of September 30, 2026, including $90.0 million on the Nuveen Class A Notes. There were $90.0 million in advances made by the Nuveen Noteholders as of December 31, 2025. The interest rate as of September 30, 2026 and 2025 was 7.21%. As of September 30, 2026 and  December 31, 2025, the Company had borrowing capacity under the Nuveen Facility of $60.0 million and $110.0 million, respectively. At September 30, 2026 and December 31, 2025, $21.5 million and $12.1 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Under the terms of the Nuveen Facility, the Company is required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. The Company has segregated these funds and classified them as restricted investments in money market funds. At September 30, 2026 and  December 31, 2025 there were approximately $1.3 million and $1.1 million, respectively, of such restricted investments.

As of September 30, 2026, the Company was in material compliance with the terms of the Nuveen Facility.

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

2027 Notes

On June 15, 2022, the Company issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30-day option to purchase additional notes, the Company sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2026, the Company was in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

2028 Notes

On December 15, 2025, the Company issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028 (the “2028 Notes”) in a private transaction. The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or prior to  June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, the Company may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are the Company’s direct unsecured obligations and (i) rank equally in right of payment with the Company’s current and future unsecured indebtedness; (ii) are senior in right of payment to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries. As of September 30, 2026, the Company was in material compliance with the terms of the 2028 Notes.

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

Each holder of a 2030 Convertible Note has the right, at such holder’s option, to convert any such 2030 Convertible Note, at any time on or after October 4, 2025 and prior to the close of business on the business day immediately preceding the maturity date, once or more times per calendar month, into such number of shares of common stock of the Company equal to the principal balance of the 2030 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2030 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported net asset value (“NAV”) per share immediately prior to the date of the notice of such exercise. If the 2030 Convertible Notes were converted as of September 30, 2026, 2,640,449 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to September 30, 2026 of $6.23. The last reported price for the Company’s common stock on September 30, 2026 was $4.59 per share.

No holder of 2030 Convertible Notes may exercise its conversion right if, upon conversion, the holder would receive shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.99% of the shares outstanding at such time.

The 2030 Convertible Notes are not listed on any exchange and may not be transferred without the consent of the Company.

The 2030 Convertible Notes are recorded at their contractual amounts. At issuance, the Company determined that the embedded conversion option in the 2030 Convertible Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging.

During the three months ended September 30, 2026, the holders of the 2030 Convertible Notes did not convert any of the 2030 Convertible Notes.

During the nine months ended September 30, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a weighted average conversion price of $7.12 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice. The Company accelerated $1.3 million of unamortized debt issuance costs related to the 2030 Convertible Notes during the nine months ended September 30, 2026.

As of September 30, 2026 and  December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2031 Convertible Notes

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”, by and among the Company and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes” and collectively with the 2030 Convertible Notes, the “Convertible Notes”), in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Company received net proceeds (before expenses) from the sale of the 2031 Convertible Notes of approximately $18.6 million.

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

Each holder of a 2031 Convertible Note has the right, at such holder’s option, to convert any such 2031 Convertible Note, at any time on or after April 17, 2025 and prior to the close of business on the business day immediately preceding the maturity date, into such number of shares of common stock of the Company equal to the principal balance of the 2031 Convertible Note being converted on the conversion date plus the accrued but unpaid interest on the 2031 Convertible Note as of the conversion date, divided by the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per Share immediately prior to the date of exercise. If the 2031 Convertible Notes were converted as of September 30, 2026, 441,413 shares would have been issued based on the Company’s most recently reported NAV per share immediately prior to September 30, 2026 of $6.23. The last reported price for the Company’s common stock on September 30, 2026 was $4.59 per share.

No holder of 2031 Convertible Notes may exercise its conversion right if, upon conversion, the holder would receive shares that would cause funds and accounts managed by the investment adviser to such funds and accounts and any person controlled by the parent company of such investment adviser to beneficially own in the aggregate more than 4.99% of the shares outstanding at such time.

The 2031 Convertible Notes are not listed on any exchange and may not be transferred without the consent of the Company.

The 2031 Convertible Notes are recorded at their contractual amounts. At issuance, the Company determined that the embedded conversion option in the 2031 Convertible Notes is not required to be separately accounted for as a derivative under ASC 815, Derivatives and Hedging.

During the three and nine months ended September 30, 2026, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

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

As of  September 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

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

The balance of unfunded commitments to extend credit was $136.1 million and $104.0 million as of September 30, 2026 and  December 31, 2025, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table provides the Company’s unfunded commitments by portfolio company as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
		Fair Value of		Fair Value of
		Unfunded		Unfunded
	Commitment	Commitment	Commitment	Commitment
	Amount	Liability	Amount	Liability
	(In thousands)		(In thousands)
Bastille Buyer, Inc.	$2,727	$25	$—	$—
Bioness Medical, Inc.	5,000	104	—	—
Britecore Holdings, Inc.	5,000	50	5,000	50
Ceribell, Inc.	—	—	21,000	120
Crafty Holdings, Inc.	—	—	3,000	39
ESO Solutions, Inc.	2,880	58	—	—
GT Medical Technologies, Inc.	—	—	20,000	100
HiveMQ Inc.	15,000	150	—	—
Hyperfine, Inc.	25,000	298	—	—
Infobionic, Inc.	2,500	25	5,000	50
Long Grove Pharmaceuticals LLC	10,000	75	10,000	75
MasteryPrep, LLC	2,500	25	5,000	50
MML US, Inc.	10,000	50	20,000	100
Onkos	5,000	100	—	—
Pelthos Therapeutics, Inc.	20,000	—	—	—
Phigenics Holdings, Inc.	536	7	—	—
Samba TV, Inc.	5,000	75	5,000	75
Sonex Health, Inc.	6,666	67	—	—
SparkCharge, Inc.	—	—	5,000	73
StarCompliance Midco, LLC	1,348	7	—	—
Stellar Cyber, Inc.	10,000	100	—	—
Supply Network Visibility Holdings, LLC	—	—	5,000	62
Volt Bidco, Inc.	6,899	35	—	—
Total	$136,056	$1,251	$104,000	$794

The table above also provides the fair value of the Company’s unfunded commitment liability as of September 30, 2026 and December 31, 2025, which totaled $1.3 million and $0.8 million, respectively. The fair value at inception of the delay draw credit agreements is equal to the fees and/or warrants received to enter into these agreements, taking into account the remaining terms of the agreements and the counterparties’ credit profile. The unfunded commitment liability reflects the fair value of these future funding commitments and is included in total investments at fair value on the Company’s consolidated statement of assets and liabilities.

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

The Company’s largest debt investments may vary from period to period as new debt investments are recorded and existing debt investments are repaid. The Company’s five largest debt investments at cost represented 24% and 26% of total debt investments outstanding as of September 30, 2026 and  December 31, 2025, respectively. The Company’s five largest debt investments at fair value represented 27% and 26% of total debt investments outstanding as of September 30, 2026 and  December 31, 2025, respectively. No single debt investment represented more than 10% of the total debt investments at cost or fair value as of September 30, 2026 and  December 31, 2025. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 26% and 17% of total interest and fee income on investments for the three months ended September 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value accounted for 26% and 21% of total interest and fee income on investments for the three months ended September 30, 2026 and 2025, respectively. Investment income, consisting of interest and fees, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost accounted for 25% and 17% of total interest and fee income on investments for the nine months ended September 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value accounted for 25% and 20% of total interest and fee income on investments for the nine months ended September 30, 2026 and 2025, respectively.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 10. Distributions

Prior to January 1, 2026, the Company recorded distributions to common stockholders on the date the distribution was declared by the Board. On and after January 1, 2026, the Company records distributions to common stockholders on the ex-dividend date for such distribution. The following table summarizes the Company’s distribution activity for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

					DRIP	DRIP
Date			Amount	Cash	Shares	Share
Declared	Record Date	Payment Date	Per Share	Distribution	Issued	Value
			(In thousands, except share and per share data)
Nine Months Ended September 30, 2026
July 30, 2026	November 17, 2026	December 15, 2026	$0.03	$—	—	$—
July 30, 2026	November 17, 2026	December 15, 2026	0.06	—	—	—
July 30, 2026	October 16, 2026	November 16, 2026	0.03	—	—	—
July 30, 2026	October 16, 2026	November 16, 2026	0.06	—	—	—
July 30, 2026	September 16, 2026	October 15, 2026	0.03	1,908	10,626	48
July 30, 2026	September 16, 2026	October 15, 2026	0.06	3,817	21,252	96
May 1, 2026	August 17, 2026	September 15, 2026	0.03	1,903	18,872	92
May 1, 2026	August 17, 2026	September 15, 2026	0.06	3,806	37,744	185
May 1, 2026	July 16, 2026	August 14, 2026	0.03	1,933	15,358	78
May 1, 2026	July 16, 2026	August 14, 2026	0.06	3,866	30,717	157
May 1, 2026	June 17, 2026	July 15, 2026	0.03	1,923	18,347	86
May 1, 2026	June 17, 2026	July 15, 2026	0.06	3,846	36,697	173
February 27, 2026	May 18, 2026	June 16, 2026	0.06	3,916	40,289	181
February 27, 2026	April 16, 2026	May 15, 2026	0.06	3,910	42,687	186
February 27, 2026	March 16, 2026	April 15, 2026	0.06	2,727	30,460	144
			$0.72	$33,555	303,049	$1,426
Year Ended December 31, 2025
October 22, 2025	February 17, 2026	March 13, 2026	$0.11	$5,020	55,295	$239
October 22, 2025	January 16, 2026	February 13, 2026	0.11	4,885	38,126	250
October 22, 2025	December 17, 2025	January 15, 2026	0.11	4,785	34,520	232
July 23, 2025	November 17, 2025	December 16, 2025	0.11	4,660	37,723	247
July 23, 2025	October 16, 2025	November 14, 2025	0.11	4,666	32,582	216
July 23, 2025	September 17, 2025	October 15, 2025	0.11	4,685	31,217	189
April 25, 2025	August 18, 2025	September 16, 2025	0.11	4,513	26,782	183
April 25, 2025	July 16, 2025	August 15, 2025	0.11	4,498	25,469	182
April 25, 2025	June 16, 2025	July 15, 2025	0.11	4,442	21,896	181
February 28, 2025	May 16, 2025	June 13, 2025	0.11	4,387	27,006	202
February 28, 2025	April 16, 2025	May 15, 2025	0.11	4,257	24,095	182
February 28, 2025	March 17, 2025	April 15, 2025	0.11	4,245	23,001	192
			$1.32	$55,043	377,712	$2,495

On October 29, 2026, the Board declared monthly cash distributions per share, payable as set forth in the following table:

Monthly distributions

Ex-Dividend Date	Record Date	Payment Date	Distributions Declared
December 16, 2026	December 16, 2026	January 15, 2027	$0.06
January 19, 2027	January 19, 2027	February 17, 2027	$0.06
February 18, 2027	February 18, 2027	March 16, 2027	$0.06

After paying distributions of $0.27 per share and earning net investment income of $0.19 per share for the three months ended  September 30, 2026, the Company’s per share undistributed spillover income as of September 30, 2026 was $0.24. Spillover income includes any ordinary income and net capital gains from the preceding tax years that were not distributed during such tax years.

The Board sets the level of distributions for each quarter based on its results of operations, spillover income and longer-term outlook.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 11. Earnings Per Share

The following table sets forth the computation of the basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Earnings per common share - basic
Numerator for (decrease) increase in net assets per share	$(28,236)	$30,722	$(62,720)	$(11,491)
Denominator for basic weighted average shares	66,313,471	43,101,307	59,604,481	41,525,869
(Loss) earnings per common share - basic	$(0.43)	$0.71	$(1.05)	$(0.28)
Earnings per common share - diluted
Numerator for (decrease) increase in net assets per share	$(28,236)	$30,722	$(62,720)	$(11,491)
Adjustment for interest expense and debt issuance costs on Convertible Notes (1)	$376	$314	$1,176	$—
Numerator for diluted earnings per share	$(27,860)	$31,036	$(61,544)	$(11,491)
Denominator for basic weighted average shares	66,313,471	43,101,307	59,604,481	41,525,869
Adjustment for dilutive effect of Convertible Notes (1)	—	2,736,835	—	—
Denominator for diluted weighted average shares	66,313,471	45,838,142	59,604,481	41,525,869
(Loss) earnings per common share - diluted	$(0.43)	$0.68	$(1.05)	$(0.28)

(1)

No adjustments for interest or incremental shares were included for the three and nine months ended September 30, 2026  and the nine months ended September 30, 2025 because the effect would be antidilutive.

In certain circumstances, the Convertible Notes may be convertible into cash or shares of the Company’s common stock, which can be dilutive to common stockholders. Diluted earnings (loss) available to each share of common stock outstanding during the reporting period included any additional shares of common stock that would be issued if all potentially dilutive securities were exercised. In accordance with ASU 2020-06, the Company is required to disclose diluted EPS using the if-converted method that assumes conversion of convertible securities at the beginning of the reporting period or at the issuance date and is intended to show the maximum dilution effect to common stockholders regardless of how the conversion can occur. The Convertible Notes convert at the greater of (i) volume-weighted average closing sale price for the five trading days immediately prior to the relevant conversion date, or (ii) the Company’s most recently reported NAV per share immediately prior to the date of exercise. For the three and nine months ended September 30, 2026, using the if-converted method, the Convertible Notes would convert at the Company’s most recently reported NAV per share immediately prior to the beginning of the period, or $6.98 per share and $7.12 per share, respectively. For the three and nine months ended September 30, 2025, using the if-converted method, the 2031 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the beginning of the period, or $7.21 per share and $8.94 per share, respectively. For the three and nine months ended September 30, 2025, using the if-converted method, the 2030 Convertible Notes would convert at the volume-weighted average closing sale price for the five trading days immediately prior to the issuance of the 2030 Convertible Notes, or $6.92 per share. For the three and nine months ended September 30, 2026  and the nine months ended September 30, 2025, the impact of the hypothetical conversion of the Convertible Notes would have been antidilutive because interest net of tax and nondiscretionary adjustments per common share obtainable on conversion exceeded basic EPS.

Horizon Technology Finance Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Financial highlights

The following table shows financial highlights for the Company:

	Nine months ended September 30,
	2026		2025
	(In thousands, except share and per share data)
Per share data:
Net asset value at beginning of period	$6.98		$8.43
Net investment income	0.48		0.87
Realized loss	(0.32)		(0.82)
Unrealized depreciation on investments	(1.21)		(0.33)
Net decrease in net assets resulting from operations	(1.05)		(0.28)
Distributions (1)	(0.54)		(0.99)
From net investment income	(0.54)		(0.99)
From net realized gain on investments	—		—
Return of capital	—		—
Net accretion from repurchase of common stock	0.11		—
Other (2)	0.06		(0.04)
Net asset value at end of period	$5.56		$7.12
Per share market value, beginning of period	$6.45		$8.99
Per share market value, end of period	$4.59		$6.10
Total return based on a market value (3)	(16.7)%		(21.1)%
Shares outstanding at end of period	65,102,609		44,315,005
Ratios to average net assets:
Expenses without incentive fees (4)	15.6%		16.4%
Incentive fees (4)	0.7%		—%
Net expenses (4)	16.3%		16.4%
Net investment income with incentive fees (4)	10.7%		15.5%
Ratios, without waivers, to average net assets:
Expenses without incentive fees (4)	16.0%		16.4%
Incentive fees (4)	0.7%		—%
Net expenses (4)	16.7%		16.4%
Net investment income with incentive fees (4)	11.0%		15.5%
Net assets at the end of the period	$362,143		$315,701
Average net asset value	$358,002		$310,284
Average debt per share	$7.05		$10.68
Portfolio turnover ratio	24.2%	(5)	23.5%	(5)

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

The Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805. The assets acquired from MRCC consisted of cash and cash equivalents, interest receivable and accrued expenses, which were recorded at fair value and equal to the purchase price. No gain or loss or premium or discount was recorded in connection with the Merger. Transaction costs directly attributable to the Merger of $4.5 million were recorded as an expense.

The Merger was considered a tax-free reorganization, and the Company elected to carry forward the historical cost basis of the MRCC investments for tax purposes.

In connection with the completion of the Mergers, the Company and the Advisor entered into the Letter Agreement, pursuant to which HRZN Advisor agreed to waive an aggregate of $4.0 million in base management fees and/or incentive fees (each as defined in the Investment Management Agreement) due and payable to the Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per fiscal quarter commencing with the quarter ending September 30, 2026. The Fee Waiver is in effect until the end of the fiscal quarter ending June 30, 2027 and, for each applicable fiscal quarter, will not exceed the total amount of Base Management Fees and Incentive Fees earned by the Advisor during such fiscal quarter. During three and nine months ended September 30, 2026, the Company waived $1.0 million of base management fee in connection with the Fee Waiver.

Note 14. Subsequent events

On October 13, 2026, Glass Routes, LLC prepaid its outstanding principal balance of $7.5 million on its venture loan, plus interest, and prepayment penalty.

On October 20, 2026, Hometeam Technologies, Inc. repaid $3.5 million of the outstanding principal balance on its venture loan.

On October 30, 2026, the Company funded a $10.0 million debt investment to an existing portfolio company, Pelthos Therapeutics, Inc.

On October 30, 2026, the Company funded a $0.1 million debt investment to an existing portfolio company Volt Bidco, Inc.

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

Overview

We are a specialty finance company that lends to and invests in development-stage companies in the technology, life science, healthcare information and services and sustainability industries, which we refer to as our “Target Industries.” Our investment objective is to maximize our investment portfolio’s total return by generating current income from the debt investments we make and capital appreciation from the warrants we receive when making such debt investments. We are focused on making secured debt investments, which we refer to collectively as “Venture Loans,” to venture capital and private equity backed companies and publicly traded companies in our Target Industries, which we refer to as “Venture Lending.” Our debt investments are typically secured by first liens or first liens behind a secured revolving line of credit, or collectively “Senior Term Loans.” Some of our debt investments may also be subordinated to term debt provided by third parties. As of September 30, 2026, 100.0%, or $621.2 million, of our debt investment portfolio at fair value consisted of Senior Term Loans. Venture Lending is typically characterized by (1) the making of a secured debt investment after a venture capital or equity investment in the portfolio company has been made, which investment provides a source of cash to fund the portfolio company’s debt service obligations under the Venture Loan, (2) the senior priority of the Venture Loan which requires repayment of the Venture Loan prior to the equity investors realizing a return on their capital, (3) the amortization of the Venture Loan and (4) the lender’s receipt of warrants or other success fees with the making of the Venture Loan.

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

Portfolio composition and investment activity

The following table shows our portfolio by type of investment as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
			Percentage of			Percentage of
	Number of	Fair	Total	Number of	Fair	Total
	Investments	Value	Portfolio	Investments	Value	Portfolio
	(Dollars in thousands)
Debt investments	42	$621,222	95.5%	38	$596,025	92.1%
Warrants	71	14,090	2.2	72	16,648	2.6
Other investments	8	3,355	0.5	8	3,444	0.5
Equity	16	3,891	0.6	17	31,127	4.8
Equity in RoHo Joint Venture	1	7,765	1.2		—
Total		$650,323	100.0%		$647,244	100.0%

The following table shows total portfolio investment activity as of and for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Beginning portfolio	$676,711	$622,653	$647,244	$697,891
New debt and equity investments	89,632	37,747	282,398	200,055
Less refinanced debt balances	—	—	(30,000)	(46,250)
Net new debt and equity investments	89,632	37,747	252,398	153,805
Principal payments received on investments	(3,070)	(14,462)	(13,457)	(41,292)
Early pay-offs and principal paydowns	(80,861)	(60,904)	(155,645)	(163,312)
PIK interest on investments	829	664	3,674	1,192
Accretion of debt investment fees	1,429	1,189	5,870	4,487
New debt investment fees	(1,838)	(100)	(6,143)	(1,604)
Equity and warrants received in settlement of fee income	500	3,270	500	3,280
Proceeds from sale of investments	(545)	(4,533)	(2,553)	(5,317)
Investment in RoHo Joint Venture	8,295	—	8,510	—
Net investment loss from RoHo Joint Venture	(246)	—	(246)	—
Net realized loss on investments	(11,322)	(22,527)	(17,605)	(31,820)
Net unrealized (depreciation) appreciation on investments	(29,191)	40,517	(72,324)	(13,796)
Other	—	—	100	—
Ending portfolio	$650,323	$603,514	$650,323	$603,514

We receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our debt investments by industry sector as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Debt	Percentage of	Debt	Percentage of
	Investments at	Total	Investments at	Total
	Fair Value	Portfolio	Fair Value	Portfolio
	(Dollars in thousands)
Life Science
Biotechnology	$65,699	10.6%	$57,753	9.7%
Medical Device	237,011	38.2	213,523	35.8
Technology
Communications	7,540	1.2	—	—
Consumer-Related	809	0.1	17,263	2.9
Software	236,576	38.1	185,534	31.1
Sustainability
Alternative Energy	8,728	1.4	4,869	0.8
Other Sustainability	15,831	2.5	29,563	5.0
Healthcare Information and Services
Diagnostics	—	—	6,605	1.1
Other Healthcare	20,253	3.3	34,469	5.8
Software	28,775	4.6	46,446	7.8
Total	$621,222	100.0%	$596,025	100.0%

The largest debt investments in our portfolio may vary from period to period as new debt investments are originated and existing debt investments are repaid. Our five largest debt investments at cost represented 24% and 26% of total debt investments outstanding as of September 30, 2026 and December 31, 2025, respectively. Our five largest debt investments at fair value represented 27% and 26% of total debt investments outstanding as of September 30, 2026 and December 31, 2025, respectively. No single debt investment at cost or fair value represented more than 10% of our total debt investments as of September 30, 2026 and December 31, 2025.

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

Under the updated 1-to-5 scale, our debt investments had a weighted average credit rating of 2.3 as of September 30, 2026. On a recast basis, our debt investments had a weighted average credit rating of 2.4 as of December 31, 2025. Weighted average credit ratings previously reported on the 4-to-1 scale (2.9 as of December 31, 2025) are not directly comparable to ratings under the updated scale due to the change in credit rating methodology.

The following table shows the classification of our debt investment portfolio by internal credit rating, in each case presented under the updated 1-to-5 scale, as of  September 30, 2026 and  December 31, 2025 (recast):

	September 30, 2026			December 31, 2025
		Debt	Percentage		Debt	Percentage
	Number of	Investments at	of Debt	Number of	Investments at	of Debt
	Investments	Fair Value	Investments	Investments	Fair Value	Investments
	(Dollars in thousands)
Credit Rating
1	—	$—	—%	—	$—	—%
2	30	532,675	85.8	28	471,116	79.0
3	1	14,866	2.4	2	46,887	7.9
4	4	54,915	8.8	4	53,503	9.0
5	7	18,766	3.0	4	24,519	4.1
Total	42	$621,222	100.0%	38	$596,025	100.0%

As of September 30, 2026, there were seven debt investments with an internal credit rating of 5, with an aggregate cost of $65.9 million and an aggregate fair value of $18.8 million and there were four debt investments with an internal credit rating of 4, with an aggregate cost of $77.3 million and an aggregate fair value of $54.9 million. On a recast basis as of December 31, 2025, there were four debt investments with an internal credit rating of 5 (previously reported as rating 1 on the prior 4-to-1 scale), with an aggregate cost of $33.8 million and an aggregate fair value of $24.5 million and there were four debt investments with an internal credit rating of 4 (previously reported as rating 2 on the prior 4-to-1 scale), with an aggregate cost of $56.8 million and an aggregate fair value of $53.5 million. The period-over-period change in investments with internal credit ratings of 4 or 5 was primarily a result of the increase in the risk of loss of principal caused by certain portfolio companies' low cash positions, the difficult equity fundraising market, and/or the underperformance of such portfolio companies. This period-over-period change reflects underlying credit developments and is not attributable to the methodology change described above.

Horizon Technology Finance Corporation and Subsidiaries

RoHo Capital Opportunity LLC

On March 18, 2026, we and CRFH entered into an LLC Agreement to form the RoHo Joint Venture. The RoHo Joint Venture is intended to enhance our investment strategy by providing growth capital financing solutions to small and micro-cap public companies.

We have committed to invest up to $87.5 million in the RoHo Joint Venture and CRFH has committed to invest up to $12.5 million in the RoHo Joint Venture. Investments by each of us and CRFH in the RoHo Joint Venture will be made in the form of membership interests. As of September 30, 2026, $79.0 of our commitment was unfunded.

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

The RoHo Joint Venture is not consolidated by either us or CRFH for financial reporting purposes. Investments held by the RoHo Joint Venture are measured at fair value. As of September 30, 2026, the RoHo Joint Venture had total assets of $9.1 million. The RoHo Joint Venture’s portfolio consisted of a debt investment in one portfolio company as of September 30, 2026 with an aggregate principal amount was $10.0 million. As of September 30, 2026, The RoHo Joint Venture had no investments on non-accrual status. The RoHo Joint Venture invests in portfolio companies in the same industries in which we may directly invest.

During the three months ended September 30, 2026 and for the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through September 30, 2026, there were no distributions from the RoHo Joint Venture.

The following table shows a summary of the RoHo Joint Venture’s investment portfolio for the three months ended September 30, 2026 and for the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through September 30, 2026:

	For the three months	For the period March 18,
	ended	2026 through
	September 30, 2026
	(Dollars in thousands)
Total investments at fair value	$9,021	$9,021
Dollar-weighted annualized yield on average debt investments(1)	25.4%	25.4%
Number of portfolio companies in HSLFI	1	1
Largest portfolio company investment at fair value	$9,021	$9,021

(1)	The RoHo Joint Venture calculates the yield on dollar-weighted average debt investments for any period measured as (1) total investment income during the period divided by (2) the average of the fair value of debt investments outstanding on (a) the last day of the calendar month immediately preceding the first day of the period and (b) the last day of each calendar month during the period. The yield on dollar-weighted average debt investments represents the portfolio yield and does not reflect the RoHo Joint Venture’s expenses.

The following table shows the RoHo Joint Venture’s total portfolio investment activity as of and for the three months ended September 30, 2026 and for the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through September 30, 2026:

	For the three months ended	For the period March 18, 2026 through
	September 30, 2026
	(In thousands)
Beginning portfolio	$—	$—
New debt investments	10,000	10,000
Accretion of debt investment fees	91	91
New debt investment fees	(500)	(500)
Net unrealized depreciation on investments	(570)	(570)
Ending portfolio	$9,021	$9,021

Horizon Technology Finance Corporation and Subsidiaries

The following table shows the RoHo Joint Venture’s investments as of September 30, 2026:

						Principal	Cost of	Fair
Portfolio Company (1)	Sector	Type of Investment (2)	Cash Rate (3)	Index	Maturity Date	Amount	Investments(4)	Value
(Dollars in thousands)
Debt Investments — Sustainability
NeoVolta, Inc. (5)(6)	Alternative Energy	Term Loan	10.00%	Fixed	March 4, 2028	$10,000	$8,868	$8,868
Total Debt Investments — Sustainability							8,868	8,868
Total Debt Investments							8,868	8,868

Portfolio Company (1)(3)	Sector	Type of Investment (7)	Number of Shares
Warrant Investments — Sustainability
NeoVolta, Inc. (5)(6)	Alternative Energy	Common Stock Warrants	727,273				724	153
Total Warrant Investments — Sustainability							724	153
Total Warrant Investments							724	153

Total Portfolio Investment Assets							$9,592	$9,021

Short Term Investments — Unrestricted Investments
US Bank Money Market Deposit Account							$1	$1
Total Short Term Investments — Unrestricted Investments							$1	$1

(1)	All investments of the Company are in entities organized under the laws of the United States and have a principal place of business in the United States, unless otherwise noted.
(2)	Warrants are non-income producing.
(3)

All interest is payable in cash due monthly in arrears, unless otherwise indicated, and applies only to the Company’s debt investments. Interest rate is the annual interest rate on the debt investment and does not include ETPs, and any additional fees related to the investments, such as deferred interest, commitment fees or prepayment fees.

(4)	For debt investments, represents principal balance less unearned income.
(5)	Portfolio company is a public company.
(6)	The fair value of the investment was valued using significant unobservable inputs.

Horizon Technology Finance Corporation and Subsidiaries

The following tables show certain summarized financial information for the RoHo Joint Venture as of September 30, 2026 and for the three months ended September 30, 2026 and for the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through September 30, 2026:

September 30,
2026
Assets
Investments at fair value (cost of $9,592)	$9,021
Investments in money market funds	1
Interest receivable	75
Total assets	$9,097
Liabilities
Other liabilities	264
Total liabilities	264

Commitments and contingencies

Members’ Capital
Members’ capital	8,833
Total members’ capital	8,833
Total liabilities and members’ capital	$9,097

	For the three months	For the period March 18,
	ended	2026 through
	September 30, 2026
	(In thousands)
Selected Statements of Operations Information
Total investment income	$168	$168
Total expenses	$230	$660
Net investment loss	$(62)	$(492)
Net unrealized depreciation on investments	$(570)	$(570)
Net decrease in net assets resulting from operations	$(632)	$(1,062)

Horizon Technology Finance Corporation and Subsidiaries

Consolidated results of operations

As a BDC and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. The consolidated results of operations described below may not be indicative of the results we report in future periods.

Comparison of the three months ended September 30, 2026 and 2025

The following table shows consolidated results of operations for the three months ended September 30, 2026 and 2025:

	For the three months ended
	September 30,
	2026	2025
	(In thousands)
Total investment income	$24,060	$26,318
Total expenses	12,518	11,952
Management fee waived	(1,000)	—
Net expenses	11,518	11,952
Net investment income before excise tax	12,542	14,366
Provision for excise tax	265	373
Net investment income	12,277	13,993
Net realized loss	(11,322)	(23,788)
Net unrealized (depreciation) appreciation on investments	(29,191)	40,517
Net (decrease) increase in net assets resulting from operations	$(28,236)	$30,722
Average debt investments, at fair value	$643,061	$559,583
Average earning debt investments	$644,391	$563,640
Average gross assets less cash	$690,961	$624,591
Average borrowings outstanding	$405,200	$422,797

Net (decrease) increase in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net decrease in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $2.3 million, or 8.6%, to $24.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, total investment income consisted primarily of (1) $22.0 million in interest income from investments, which included $3.5 million in income from the accretion of origination fees and end of term payments and $0.8 million in PIK interest income and (2) $2.1 million in fee income.

Interest income on debt investments decreased by $2.3 million, or 9.6%, to $22.0 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Interest income on debt investments for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 decreased primarily due to the recognition and capitalization of accrued, but previously unrecorded, interest income in connection with the settlement of two debt investments previously on non-accrual status during the three months ended September 30, 2025, partially offset by higher interest income due to an increase of $80.8 million, or 14.3%, in our average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the three months ended September 30, 2026 and 2025 was 1.5% and 3.5%, respectively. The decrease in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in prepayments for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

PIK interest income increased by $0.2 million, or 24.8%, to $0.8 million for the three months ended September 30, 2026 compared to the three months ended  September 30, 2025. For the three months ended September 30, 2026 and 2025, 3.4% and 2.5%, respectively, of total investment income was attributable to non-cash PIK interest income. The increase in PIK interest income as a percentage of total investment income was primarily due to an increase in earning assets that contain a PIK feature for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, increased by $0.1 million, or 3.1%, to $2.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to a higher aggregate amount of principal prepayments for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our dollar-weighted annualized yield for the three months ended September 30, 2026 and 2025:

	For the three months ended
	September 30,
Investment type:	2026	2025
Debt investments (1)	14.7%	18.6%
All investments (1)	14.0%	17.2%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 26% and 17% of investment income for the three months ended September 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 26% and 21% of investment income for the three months ended September 30, 2026 and 2025, respectively.

Expenses

Total net expenses decreased by $0.4 million, or 3.6%, to $11.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses. For the three months ended September 30, 2026, transaction costs directly attributable to the Merger were included in total expenses.

Interest expense decreased by $0.1 million, or 1.1%, to $7.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings for the three months ended September 30, 2026 of $17.6 million, or 4.2%, as compared to the three months ended September 30, 2025, partially offset by an increase in our effective cost of debt.

On April 14, 2026, we completed our previously announced merger with MRCC, the Merger Sub, Monroe Capital BDC Advisors, LLC, and our Advisor, pursuant to the Merger Agreement. In connection with the Merger, our Advisor agreed to waive $4.0 million of base management fees and/or incentive fees due and payable to our Advisor pursuant to the terms of the Investment Management Agreement at the rate of $1.0 million per quarter commencing with our third fiscal quarter of 2026 (the “Fee Waiver”). During the three months ended September 30, 2026, our Advisor waived $1.0 million of base management fee in connection with the Fee Waiver.

Base management fee expense, net of waiver, decreased by $0.7 million, or 26.7%, to $2.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Base management fee decreased primarily due to the Fee Waiver, partially offset by an increase of $66.4 million, or 10.6%, in average gross assets less cash for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

There was no performance based incentive fee expense for three months ended September 30, 2026 and 2025. The incentive fee on pre-incentive fee net investment income was subject to an Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $2.5 million for the three months ended September 30, 2026 compared to an Incentive Fee Cap of $2.8 million for the three months ended September 30, 2025. The Incentive Fee Cap and Deferral Mechanism resulted in $2.5 million and $2.8 million of reduced incentive fee expense and increased net investment income for the three months ended September 30, 2026 and 2025, respectively. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the three months ended September 30, 2026 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Expenses related to the Merger were $0.05 million for the three months ended September 30, 2026.

Administrative fee expense, professional fees and general and administrative expenses were $1.6 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively.

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

Horizon Technology Finance Corporation and Subsidiaries

During the three months ended September 30, 2026, we realized net losses on investments totaling $11.3 million primarily due to the settlement of one of our equity investments. During the three months ended September 30, 2025, we realized net losses on investments totaling $22.5 million primarily due to (1) the settlement of two equity investments and two investments we categorize as other investments (investments not consisting of debt, equity or warrant investments) and (2) the realization of two warrant investments. During the same period, we converted $4.8 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $0.4 million. During the same period, we elected to exercise our option to redeem the outstanding balance of our 2022 Asset-Backed Notes (as defined below) which resulted in a realized loss on debt extinguishment of $0.9 million.

During the three months ended September 30, 2026, net unrealized depreciation on investments totaled $29.2 million which was primarily due to the unrealized depreciation on five of our debt investments, two of our equity investments and our warrant investments, partially offset by the reversal of previously recorded unrealized depreciation from the settlement of one of our equity investments. During the three months ended September 30, 2025, net unrealized appreciation on investments totaled $40.5 million which was primarily due to (1) the unrealized appreciation on three debt investments and one equity investment, (2) the reversal of previously recorded unrealized depreciation from the settlement of two other investments and two equity investments and (3) the unrealized appreciation on the acquisition of debt investments partially offset by (1) the unrealized depreciation of one debt investment, two other investments and two equity investments and (4) the reversal of previously recorded unrealized appreciation from the realization of two warrant investments.

Comparison of the nine months ended September 30, 2026 and 2025

The following table shows consolidated results of operations for the nine months ended September 30, 2026 and 2025:

	For the nine months ended
	September 30,
	2026	2025
	(In thousands)
Total investment income	$73,184	$75,354
Total expenses	44,746	38,069
Management fee waived	(1,000)	—
Net expenses	43,746	38,069
Net investment income before excise tax	29,438	37,285
Provision for excise tax	797	1,123
Net investment income	28,641	36,162
Net realized loss	(19,037)	(33,857)
Net unrealized depreciation on investments	(72,324)	(13,796)
Net decrease in net assets resulting from operations	$(62,720)	$(11,491)
Average debt investments, at fair value	$643,190	$607,885
Average earning debt investments	$642,554	$607,930
Average gross assets less cash	$710,915	$678,146
Average borrowings outstanding	$420,207	$443,295

Net decrease in net assets resulting from operations can vary substantially from period to period for various reasons, including, without limitation, the recognition of realized gains and losses and unrealized appreciation and depreciation on investments. As a result, quarterly comparisons of net decrease in net assets resulting from operations may not be meaningful.

Investment income

Total investment income decreased by $2.2 million, or 2.9%, to $73.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026, total investment income consisted primarily of (1) $69.0 million in interest income from investments, which included $13.9 million in income from the accretion of origination fees and end of term payments and $3.7 million in PIK interest income and (2) $4.2 million in fee income.

Interest income on debt investments decreased by $1.4 million, or 2.0%, to $69.0 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Interest income on debt investments for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 decreased primarily due to the recognition and capitalization of accrued, but previously unrecorded, interest income in connection with the settlement of two debt investments previously on non-accrual status during the nine months ended September 30, 2025 partially offset by an increase of $34.6 million, or 5.7%, in our average earning debt investments. The proportion of total investment income that resulted from the portion of ETPs not received in cash for the nine months ended September 30, 2026 and 2025 was 4.0% and 3.6%, respectively. The increase in the proportion of total investment income that resulted from the portion of ETPs not received in cash was a result of an increase in accretion of final payments for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

PIK interest income increased by $2.5 million, or 208.2%, to $3.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, 5.0% and 1.6%, respectively, of total investment income was attributable to non-cash PIK interest income. The increase in PIK interest income as a percentage of total investment income was primarily due to an increase in earning assets that contain a PIK feature for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Fee income, which includes success fee, other fee and prepayment fee income on debt investments, decreased by $0.8 million, or 15.5%, to $4.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a lower aggregate amount of principal prepayments for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Horizon Technology Finance Corporation and Subsidiaries

The following table shows our dollar-weighted annualized yield for the nine months ended September 30, 2026 and 2025:

	For the nine months ended
	September 30,
Investment type:	2026	2025
Debt investments (1)	15.0%	16.4%
All investments (1)	14.0%	15.1%

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

Investment income, consisting of interest income and fees on debt investments, can fluctuate significantly upon repayment of large debt investments. Interest income from the five largest debt investments at cost in the aggregate accounted for 25% and 17% of investment income for the nine months ended September 30, 2026 and 2025, respectively. Interest income from the five largest debt investments at fair value in the aggregate accounted for 25% and 20% of investment income for the nine months ended September 30, 2026 and 2025, respectively.

Expenses

Total net expenses increased by $5.7 million, or 14.9%, to $43.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Total expenses for each period consisted of interest expense, base management fee, incentive and administrative fees, professional fees and general and administrative expenses. For the nine months ended September 30, 2026, transaction costs directly attributable to the Merger were included in total expenses.

Interest expense decreased by $1.0 million, or 4.0%, to $23.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Interest expense, which includes the amortization of debt issuance costs, decreased primarily due to a decrease in average borrowings for the nine months ended September 30, 2026 of $23.1 million, or 5.2%, as compared to the nine months ended September 30, 2025.

On April 14, 2026, we completed our previously announced merger with MRCC, the Merger Sub, Monroe Capital BDC Advisors, LLC, and our Advisor, pursuant to the Merger Agreement. In connection with the Merger, our Advisor agreed to the Fee Waiver. During the nine months ended September 30, 2026, our Advisor waived $1.0 million of base management fee in connection with the Fee Waiver.

Base management fee expense, net of waiver, decreased by $0.6 million, or 6.8%, to $8.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Base management fee decreased primarily due to the Fee Waiver, partially offset by an increase of $32.8 million, or 4.8%, in average gross assets less cash for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Performance based incentive fee expense increased by $1.8 million to $1.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. There was no performance based incentive fee expense for nine months ended September 30, 2025. This increase was due to an Incentive Fee Cap calculated based on the Incentive Fee Cap and Deferral Mechanism in our Investment Management Agreement of $3.2 million for the nine months ended September 30, 2026 compared to an Incentive Fee Cap of $7.2 million for the nine months ended September 30, 2025. The Incentive Fee Cap and Deferral Mechanism resulted in $3.2 million and $7.2 million of reduced incentive fee expense and increased net investment income for the nine months ended September 30, 2026 and 2025, respectively. The incentive fee on pre-incentive fee net investment income was subject to the Incentive Fee Cap for the nine months ended September 30, 2026 due to the cumulative incentive fees paid exceeding 20% of cumulative pre-incentive fee net return during the applicable quarter and the 11 preceding full calendar quarters.

Expenses related to the Merger were $4.5 million for the nine months ended September 30, 2026.

Administrative fee expense, professional fees and general and administrative expenses were $5.4 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Horizon Technology Finance Corporation and Subsidiaries

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

During the nine months ended September 30, 2026, we realized net losses on investments totaling $17.6 million primarily due to the settlement of one of our other investments and one of our equity investments. During the nine months ended September 30, 2026, we converted $15.1 million in outstanding principal of the 2030 Convertible Notes (as defined below) which resulted in a realized loss on extinguishment of debt of $1.3 million. During the same period, we redeemed all of the outstanding principal balance of the 2026 Notes (as defined below) which resulted in a realized loss on extinguishment of debt of $0.1 million. During the nine months ended September 30, 2025, we realized net losses on investments totaling $31.8 million primarily due to (1) the settlement of two debt investments, two equity investments and two other investments and (2) the realization of two warrant investments. During the same period, we converted $17.3 million in outstanding principal of the 2031 Convertible Notes which resulted in a realized loss on extinguishment of debt of $1.2 million. During the same period, we elected to exercise our option to redeem the outstanding balance of our 2022 Asset-Backed Notes (as defined below) which resulted in a realized loss on debt extinguishment of $0.9 million.

During the nine months ended September 30, 2026, net unrealized  appreciation on investments totaled  $72.3 million which was primarily due to the unrealized depreciation on seven of our debt investments, two of our equity investments and our warrant investments and the reversal of previously recorded unrealized appreciation from the settlement of one of our equity investments, partially offset by the reversal of previously recorded unrealized depreciation from the settlement of one of our other investments. During the nine months ended September 30, 2025, net unrealized depreciation on investments totaled $13.8 million which was primarily due to (1) the unrealized depreciation of four debt investments, three other investments and three equity investments and (2) the reversal of previously recorded unrealized appreciation from the realization of two warrant investments partially offset by (1) the unrealized appreciation on two debt investments and one equity investment, (2) the reversal of previously recorded unrealized depreciation from the settlement of one debt investment, one other investment, one equity investment and (3) the unrealized appreciation on the acquisition of debt investments.

Liquidity and capital resources

As of September 30, 2026 and December 31, 2025, we had cash and investments in money market funds of $105.2 million and $140.2 million, respectively. Cash and investments in money market funds are available to fund new investments, reduce borrowings, pay expenses, repurchase common stock and pay distributions. In addition, as of September 30, 2026 and December 31, 2025, we had $2.6 million and $2.5 million, respectively, of restricted investments in money market funds. Restricted investments in money market funds may be used to make monthly interest and principal payments on our NYL Facility or our Nuveen Facility. Our primary sources of capital have been from our public equity offerings, use of our revolving credit facility (the “Key Facility”) with KeyBank National Association (“Key”), the Note Funding Agreement (the “NYL Facility”), with several entities owned or affiliated with New York Life Insurance Company and the Nuveen Note Funding Agreement (the “Nuveen Facility”, together with the Key Facility and the NYL Facility, the “Credit Facilities”) with several entities owned or affiliated with Nuveen Alternative Advisors LLC, and issuance of our public and private debt securities.

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

During the three and nine months ended September 30, 2026, we did not sell any shares of common stock under the 2023 Equity Distribution Agreement.

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

Horizon Technology Finance Corporation and Subsidiaries

On August 3, 2026, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $20.0 million of our common stock at prices below our net asset value per share (“NAV”) as reported in our most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed NAV per share. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. It is our intention that any repurchases of common stock will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $20.0 million of our common stock. During the three months ended September 30, 2026, we repurchased 2,033,991 shares of our common stock at an average price of $4.90 on the open market at a total cost of $10.0 million. For the nine months ended September 30, 2026, we repurchased 3,399,213 shares of our common stock at an average price of $4.76 on the open market at a total cost of $16.2 million. During the three and nine months ended September 30, 2025, we did not make any repurchases of our common stock under our stock repurchase program. From the date of the inception of our stock repurchase program through September 30, 2026, we repurchased 3,566,678 shares of our common stock at an average price of $5.06 on the open market at a total cost of $18.1 million. From time to time, our Board assesses the size and effectiveness of the stock repurchase program and could elect to increase or decrease the size of the program in the future.

At September 30, 2026 and December 31, 2025, there was no outstanding principal balance under the Key Facility. As of September 30, 2026 and December 31, 2025, we had borrowing capacity under the Key Facility of $150.0 million. At September 30, 2026 and December 31, 2025, $86.8 million and $49.6 million, respectively, was available for borrowing under the Key Facility, subject to existing terms and advance rates.

There were $181.0 million in advances made by the NYL Noteholders as of September 30, 2026, including $166.5 million on the NYL Class A Notes and $14.5 million on the NYL Class B Notes. There were $181.0 million in advances made by the NYL Noteholders December 31, 2025. As of September 30, 2026 and December 31, 2025, we had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2026 and December 31, 2025, $15.2 million and $1.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

There were $90.0 million in advances made by the Nuveen Noteholders as of September 30, 2026, including $90.0 million on the Nuveen Class A Notes. There were $90.0 million in advances made by the Nuveen Noteholders as of December 31, 2025. As of September 30, 2026 and December 31, 2025, we had borrowing capacity under the Nuveen Facility of $60.0 million and $110.0 million, respectively. At September 30, 2026 and December 31, 2025, $21.5 million and $12.1 million, respectively, was available for borrowing, subject to existing terms and advance rates.

On October 17, 2024, the Company entered into a note purchase agreement (the “2031 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $20.0 million aggregate principal of the Company’s 7.125% convertible notes due 2031 (the “2031 Convertible Notes”). At September 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

On September 4, 2025, the Company entered into a note purchase agreement (the “2030 Note Purchase Agreement”), by and among the Company and each purchaser named therein, in connection with the issuance and sale of $40.0 million aggregate principal of the Company’s 5.50% convertible notes due 2030 (the “2030 Convertible Notes”). At September 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

Our operating activities provided cash of $82.6 million for the nine months ended September 30, 2026, and our financing activities used cash of $117.5 million for the same period. Our operating activities provided cash primarily from cash received from principal payments received on our debt investments partially offset by cash used to purchase investments in portfolio companies. Our financing activities used cash primarily to repay our 2026 Notes and our Key Facility and to pay distributions to our stockholders partially offset by advances on our Key Facility.

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

On August 6, 2025, we purchased a portfolio of debt and related investments of Powerscourt XXV LP, a fund managed by Waterfall Asset Management (“WAM”), for a purchase price of $22.5 million, which assets at the purchase date had a fair value of $36.5 million and included debt investments on accrual status with a principal balance of $34.9 million. WAM and our Advisor had previously entered into Master Program Agreement in March 2023, whereby our Advisor offered WAM the opportunity to participate, as a co-lender with us, in debt investments originated by our Advisor. WAM retained all investment decisions. In 2023, WAM ceased making new investments under the program, as it no longer wished to pursue a venture debt strategy.

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

Horizon Technology Finance Corporation and Subsidiaries

Current borrowings

The following table shows our borrowings as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
	(In thousands)
Key Facility	$150,000	$—	$150,000	$150,000	$—	$150,000
NYL Facility	250,000	181,000	69,000	250,000	181,000	69,000
Nuveen Facility	150,000	90,000	60,000	200,000	90,000	110,000
2028 Notes	57,500	57,500	—	57,500	57,500	—
2027 Notes	57,500	57,500	—	57,500	57,500	—
2026 Notes	—	—	—	57,500	57,500	—
2030 Convertible Notes	16,450	16,450	—	31,500	31,500	—
2031 Convertible Notes	2,750	2,750	—	2,750	2,750	—
Total before debt issuance costs	684,200	405,200	279,000	806,750	477,750	329,000
Unamortized debt issuance costs attributable to term borrowings	—	(2,481)	—	—	(4,723)	—
Total borrowings outstanding, net	$684,200	$402,719	$279,000	$806,750	$473,027	$329,000

Credit Facilities

Key Facility

We entered into the Key Facility effective November 4, 2013. On February 26, 2026, we amended the Key Facility, among other things, (i) to make Michael P. Balkin and Paul G. Seitz each an “Authorized Person”, (ii) to amend certain requirements to make a debt investment eligible for the borrowing base and (ii) to amend certain concentration limits. On June 20, 2024, we amended the Key Facility, among other things, (i) to extend the date on which we may request advances under the Key Facility to June 20, 2027 and to extend the maturity date to June 20, 2029 and (ii) to amend the interest rate to be based on the rate of interest published in The Wall Street Journal as the prime rate in the United States plus 0.10%, with an interest rate floor of 4.10%. Prior to June 20, 2024, the interest rate on the Key Facility was based on Prime plus 0.25%, with a prime rate floor of 4.25%. The prime rate was 7.00% and 6.75% as of September 30, 2026 and December 31, 2025, respectively. The interest rate in effect was 7.10% and 6.85% as of September 30, 2026 and December 31, 2025, respectively. The Key Facility requires the payment of an unused line fee in an amount up to 0.75% of any unborrowed amount available under the facility annually.

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

On July 29, 2026, we amended the NYL Facility to, among other things, to (i) add a second class of notes and (ii) extend the legal final maturity date to June 2034. The interest rate for advances made on the second class of notes is fixed at 3.50% plus the Three Year I Curve, with the interest rate to be reset on any advance date.

Under the terms of the NYL Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the NYL Facility. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2026 and December 31, 2025, there were approximately $1.4 million of such restricted investments.

There were $181.0 million in advances made by the NYL Noteholders as of September 30, 2026, including $166.5 million on the NYL Class A Notes and $14.5 million on the NYL Class B Notes. There were $181.0 million in advances made by the NYL Noteholders December 31, 2025. The interest rate on the NYL Class A Notes was 6.72% as of September 30, 2026. The interest rate on the NYL Class B Notes was 7.86% as of September 30, 2026. The interest rate was 6.57% as of December 31, 2025. As of September 30, 2026 and December 31, 2025, we had borrowing capacity under the NYL Facility of $69.0 million. At September 30, 2026 and December 31, 2025, $15.2 million and $1.9 million, respectively, was available for borrowing, subject to existing terms and advance rates.

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

On July 17, 2026, we amended its Nuveen Facility to decrease the commitment by $50.0 million in connection with secured notes previously issued by our wholly-owned subsidiary.

On September 2, 2026, we amended the Nuveen Facility to, among other things, to (i) extend the date through which we may request advances under the Nuveen Facility to July 21, 2027 (ii) add a second class of notes and (iii) extend the legal final maturity date to December 10, 2035. The interest rate for advances made on the second class of notes is fixed at 3.50% plus the Three Year I Curve, with the interest rate to be reset quarterly.

Under the terms of the Nuveen Facility, we are required to maintain a reserve cash balance, which may be used to pay monthly interest and principal payments on the Nuveen Facility. We have segregated these funds and classified them as restricted investments in money market funds. At September 30, 2026 and December 31, 2025, there were approximately $1.3 million and $1.1 million, respectively, of such restricted investments.

There were $90.0 million in advances made by the Nuveen Noteholders as of September 30, 2026, including $90.0 million on the Nuveen Class A Notes. There were $90.0 million in advances made by the Nuveen Noteholders as of December 31, 2025. The interest rate as of September 30, 2026 and December 31, 2025 was 7.21%. As of September 30, 2026 and December 31, 2025, we had borrowing capacity under the Nuveen Facility of $60.0 million and $110.0 million, respectively. At September 30, 2026 and December 31, 2025, $21.5 million and $12.1 million, respectively, was available for borrowing, subject to existing terms and advance rates.

Unsecured Notes

2026 Notes

On March 30, 2021, we issued and sold an aggregate principal amount of $57.5 million of 4.875% notes due in 2026. The amount of 2026 Notes issued and sold included the full exercise by the underwriters of their option to purchase $7.5 million in aggregate principal of additional notes. The 2026 Notes had a stated maturity of March 30, 2026 and bore interest at a rate of 4.875% per year, payable quarterly. The 2026 Notes were listed on the New York Stock Exchange under the symbol “HTFB”. On January 28, 2026, we redeemed all of the outstanding principal balance of the 2026 Notes plus accrued interest. We accelerated $0.1 million of unamortized debt issuance costs related to the 2026 Notes.

2027 Notes

On June 15, 2022, we issued and sold an aggregate principal amount of $50.0 million of 6.25% notes due in 2027 and on July 11, 2022, pursuant to the underwriters’ 30 day option to purchase additional notes, we sold an additional $7.5 million of such notes (collectively, the “2027 Notes”). The 2027 Notes have a stated maturity of June 15, 2027 and may be redeemed in whole or in part at our option at any time or from time to time on or after June 15, 2024 at a redemption price of $25 per security plus accrued and unpaid interest. The 2027 Notes bear interest at a rate of 6.25% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2022. The 2027 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2027 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2026, we were in material compliance with the terms of the 2027 Notes. The 2027 Notes are listed on the New York Stock Exchange under the symbol “HTFC”.

2028 Notes

On December 15, 2025, we issued and sold an aggregate principal amount of $57.5 million of 7.00% notes due in 2028 in a private transaction. The 2028 Notes have a stated maturity of December 15, 2028 and may be redeemed in whole or in part at any time at our option through June 15, 2028, at a redemption price equal to the greater of: (1)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but not including, the redemption date. On or after June 15, 2028, we may redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest there onto the date of redemption. The 2028 Notes bear interest at a rate of 7.00% per year, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2026. The 2028 Notes are our direct unsecured obligations and (i) rank equally in right of payment with our current and future unsecured indebtedness; (ii) are senior in right of payment to any of our future indebtedness that expressly provides it is subordinated to the 2028 Notes; (iii) are effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, and (iv) are structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries. As of September 30, 2026, we were in material compliance with the terms of the 2028 Notes.

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

During the three months ended September 30, 2026, the holders of the 2030 Convertible Notes did not convert any of the 2030 Convertible Notes.

During the nine months ended September 30, 2026, the holders of a portion of the 2030 Convertible Notes converted $15.1 million in outstanding principal of the 2030 Convertible Notes plus accrued but unpaid interest on such outstanding principal as of the conversion date into 2,118,250 shares of common stock at a weighted average conversion price of $7.12 together with cash in lieu of fractional shares, in accordance with noteholder conversion notice.

As of September 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2030 Convertible Notes was $16.5 million and $31.5 million, respectively.

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

During the three and nine months ended September 30, 2026, the holders of the 2031 Convertible Notes did not convert any of the 2031 Convertible Notes.

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

As of September 30, 2026 and December 31, 2025, the aggregate outstanding principal balance of the 2031 Convertible Notes was $2.8 million.

Other assets

As of September 30, 2026 and December 31, 2025, other assets were $8.3 million and $9.1 million, respectively, which were primarily comprised of debt issuance costs and prepaid expenses.

Contractual obligations and off-balance sheet arrangements

The following table shows our significant contractual payment obligations and off-balance sheet arrangements as of September 30, 2026:

	Payments due by period
		Less than	1 – 3	3 – 5	After 5
	Total	1 year	Years	Years	years
	(In thousands)
Borrowings	$405,200	$79,367	$200,739	$118,533	$6,561
Unfunded commitments	136,056	63,732	70,743	1,581	—
Incentive fee deferral	24,415	10,237	14,178	—	—
Total	$565,671	$153,336	$285,660	$120,114	$6,561

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2026, we had unfunded commitments of $136.1 million. This includes $15.8 million of undrawn revolver commitments. These commitments are subject to the same underwriting and ongoing portfolio maintenance requirements as are the financial instruments that we hold on our balance sheet. In addition, these commitments are often subject to financial or non-financial milestones and other conditions to borrowing that must be achieved before the commitment can be drawn. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We regularly monitor our unfunded commitments and anticipated refinancings, maturities and capital raising, to ensure that we have sufficient liquidity to fund unfunded commitments. As of September 30, 2026, we reasonably believed that our assets would provide adequate financial resources to satisfy all of our unfunded commitments.

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

The incentive fee on Pre-Incentive Fee Net Investment Income is subject to a fee cap and deferral mechanism which is determined based upon a look-back period of up to three years and is expensed when incurred. For this purpose, the Incentive Fee Look-back Period includes the relevant calendar quarter and the 11 preceding full calendar quarters. Each quarterly incentive fee payable on Pre-Incentive Fee Net Investment Income is subject to the Incentive Fee Cap and Deferral Mechanism. The Incentive Fee Cap is equal to (a) 20.00% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Advisor during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any calendar quarter, we will not pay an incentive fee on Pre-Incentive Fee Net Investment Income to our Advisor in that quarter. To the extent that the payment of incentive fees on Pre-Incentive Fee Net Investment Income is limited by the Incentive Fee Cap, the payment of such fees will be deferred and paid in subsequent calendar quarters up to three years after their date of deferment, subject to certain limitations, which are set forth in the Investment Management Agreement. During the three months ended September 30, 2026 and 2025, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $2.5 million and $2.8 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. During nine months ended September 30, 2026 and 2025, the Incentive Fee Cap and Deferral Mechanism resulted in deferral of $3.2 million and $7.2 million, respectively, of incentive fee which may become subject to payment up to three years after the date of deferment. As of September 30, 2026 and December 31, 2025, the total amount subject to recoupment was $24.4 million and $28.0 million, respectively. Commencing with the quarter ending March 31, 2025 and terminated with the quarter ending December 31, 2025, our Advisor agreed to waive the portion of its quarterly income incentive fee, if any, if and to the extent that, after payment of such portion, our net investment income per share for such quarter would be less than the quarterly distribution per share declared in such quarter. During the three and nine months ended September 30, 2025, our Advisor did not earn an income incentive fee.

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

Related party transactions

We have entered into the Investment Management Agreement with our Advisor. Our Advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. Our investment activities are managed by our Advisor and supervised by our Board, the majority of whom are independent directors. Under the Investment Management Agreement, we have agreed to pay our Advisor a base management fee as well as an incentive fee. During the three months ended September 30, 2026 and 2025, our Advisor earned $2.0 million and $2.7 million pursuant to the Investment Management Agreement, net of the Fee Waiver. During the nine months ended September 30, 2026 and 2025, our Advisor earned $10.0 million and $8.9 million pursuant to the Investment Management Agreement, net of the Fee Waiver.

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

We have also entered into the Administration Agreement with our Advisor. Under the Administration Agreement, we have agreed to reimburse our Advisor for our allocable portion of overhead and other expenses incurred by our Advisor in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of compensation and related expenses of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. In addition, pursuant to the terms of the Administration Agreement our Advisor provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. During the three months ended September 30, 2026 and 2025, our Advisor earned $0.4 million, pursuant to the Administration Agreement. During the nine months ended September 30, 2026 and 2025, our Advisor earned $1.5 million and $1.2 million, respectively, pursuant to the Administration Agreement.

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

Income recognition

Interest on debt investments is accrued and included in income based on contractual rates applied to principal amounts outstanding. Interest income is determined using a method that results in a level rate of return on principal amounts outstanding. Generally, when a debt investment becomes 90 days or more past due, or if we otherwise do not expect to receive interest and principal repayments, the debt investment is placed on non-accrual status and the recognition of interest income may be discontinued. Interest payments received on non-accrual debt investments may be recognized as income, on a cash basis, or applied to principal depending upon management’s judgment at the time the debt investment is placed on non-accrual status. For the three months ended September 30, 2026 and 2025, we recognized in interest income $0.05 million and $0.04 million, respectively, from debt investments while on non-accrual status. For the nine months ended September 30, 2026 and 2025, we recognized in interest income $0.1 million and $0.3 million, respectively, from debt investments while on non-accrual status.

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

Horizon Technology Finance Corporation and Subsidiaries

Distributions from the RoHo Joint Venture are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from the RoHo Joint Venture as dividend income unless there are sufficient accumulated tax-basis earnings and profit in the RoHo Joint Venture prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended September 30, 2026 and the period March 18, 2026 (the commencement of the RoHo Joint Venture’s operations) through September 30, 2026, the RoHo Joint Venture did not distribute dividend income to us.

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

We evaluate tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority in accordance with ASC Topic 740, Income Taxes, as modified by ASC Topic 946, Financial Services — Investment Companies. Tax benefits of positions not deemed to meet the more-likely-than-not threshold, or uncertain tax positions, are recorded as a tax expense in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. We had no material uncertain tax positions at September 30, 2026 and December 31, 2025.

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

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which amends the fair value measurement guidance for investment companies to require that a contractual restriction prohibiting the sale of an equity security be considered in measuring the fair value of the security. The amendments also require additional disclosure of the discount attributable to the contractual sale restriction that is incorporated into the fair value measurement. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact ASU No. 2026-03.

Recent developments

On October 13, 2026, Glass Routes, LLC prepaid its outstanding principal balance of $7.5 million on its venture loan, plus interest, and prepayment penalty.

On October 20, 2026, Hometeam Technologies, Inc. repaid $3.5 million of the outstanding principal balance on its venture loan.

On October 30, 2026, we funded a $10.0 million debt investment to an existing portfolio company, Pelthos Therapeutics, Inc.

On October 30, 2026, we funded a $0.1 million debt investment to an existing portfolio company Volt Bidco, Inc.

Horizon Technology Finance Corporation and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the periods covered by our financial statements, the interest rates on the debt investments within our portfolio were primarily at floating rates. We expect that our debt investments in the future will primarily have floating interest rates. As of September 30, 2026 and December 31, 2025, 98% and 100%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. Contractual interest rates on our commitments to lend to our portfolio companies are typically based on the Prime Rate as published in the Wall Street Journal.

Based on our September 30, 2026 consolidated statement of assets and liabilities (without adjustment for potential changes in the credit market, credit quality, size and composition of assets on the consolidated statement of assets and liabilities or other business developments that could affect net income) and the base index rates at September 30, 2026, the following table shows the annual impact on the change in net assets resulting from operations of changes in interest rates, which assumes no changes in our investments and borrowings:

	Investment	Interest	Change in Net
Change in basis points	Income	Expense	Assets(1)
	(In thousands)
Up 300 basis points	$17,780	$—	$17,780
Up 200 basis points	$11,417	$—	$11,417
Up 100 basis points	$5,156	$—	$5,156
Down 300 basis points	$(5,833)	$—	$(5,833)
Down 200 basis points	$(4,275)	$—	$(4,275)
Down 100 basis points	$(3,150)	$—	$(3,150)

(1)	Excludes the impact of incentive fees based on Pre-Incentive Fee Net Investment Income.

While our 2027 Notes, our 2028 Notes, our 2030 Convertible Notes and our 2031 Convertible Notes bear interest at a fixed rate, our Credit Facilities have floating interest rate provisions. The Key Facility is subject to an interest rate floor of 4.10% per annum, based on a prime rate index which resets monthly. The interest payable on the NYL Facility is based on the Three Year I Curve rate plus a margin between 2.95% and 3.50% with an interest rate floor and resets on any advance date. The interest payable on the Nuveen Facility is based on the United States Treasury constant maturity 3-year and 5-year rates plus a margin between 2.95% and 3.50% with an interest rate floor and resets on any advance date. Any other credit facilities into which we enter in the future may have floating interest rate provisions. We have used hedging instruments in the past to protect us against interest rate fluctuations, and we may use them in the future. Such instruments may include caps, swaps, futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. Engaging in commodity interest transactions such as swap transactions or futures contracts on our behalf may cause our Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”), and related Commodity Futures Trading Commission (the “CFTC”), regulations. On January 31, 2020, our Advisor claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2026, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) under the Exchange Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

PART II

Item 1: Legal Proceedings.

We are subject to certain legal proceedings, from time to time, in the ordinary course of business. From time to time, we and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in our portfolio companies and may, as a result, incur significant costs and expenses in connection with such litigation. We and our investment adviser are also subject to extensive regulation, which may result in regulatory proceedings or investigations against us or our investment adviser, respectively. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, neither us nor our investment adviser expect that any such future proceedings will have a material effect upon our financial condition or results of operations. As of September 30, 2026, the following developments have occurred with respect to the legal proceedings in which we are involved:

Notice of Dismissal of Monroe Merger Litigation and Agreement Upon Attorneys’ Fees

On January 30, 2026, plaintiff Stephen Bushansky (the “Plaintiff”), a purported stockholder of the Company, filed a putative class action lawsuit captioned Bushansky v. Horizon Technology Finance Corporation, C.A. No. 2026-0136-PAF (the “Action”) in the Court of Chancery of the State of Delaware (the “Court”), naming as defendants the Company and members of the Board (together, the “Defendants”). The Action alleged, among other things, that the Board violated its fiduciary duties under Delaware law by failing to disclose purportedly material information regarding the Monroe Merger in the proxy statement included in the Form 424B3 (the “Proxy”) filed on January 20, 2026 with the SEC. The Plaintiff also filed a motion for expedited proceedings and a motion for a preliminary injunction. On March 6, 2026, without admitting any liability or wrongdoing, or that any supplemental disclosures were required under applicable laws, the Company filed a Form 8-K with the SEC voluntarily making certain additional disclosures to supplement those contained in the Proxy. On May 11, 2026, the Court granted a stipulation and proposed order voluntarily dismissing the Action as to Plaintiff only, and retaining jurisdiction solely for the purpose of adjudicating the anticipated application of the Plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the Action (the “Fee and Expense Application”).  Following negotiations, the Company, while denying any and all liability on behalf of the Defendants and maintaining that the Proxy complies fully with all applicable laws, decided it was in its and its stockholders’ best interests to pay the Plaintiff’s counsel $32,500 in attorneys’ fees and expenses to resolve the Fee and Expense Application. The Court has not been asked to review, and will pass no judgment on, the payment of these attorneys’ fees and expenses.

Item 1A: Risk Factors.

In addition to other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors set forth in “Item 1A Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the nine months ended September 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025.

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

Horizon Technology Finance Corporation and Subsidiaries

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of our common stock for each month in the three month period ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	—	$—	—	$3,769
August 1, 2026 through August 31, 2026	1,005,324	$4.95	1,005,324	$15,000
September 1, 2026 through September 30, 2026	1,028,667	$4.84	1,028,667	$10,000
	2,033,991	$4.90	2,033,991

(1)	On August 3, 2026, our Board extended a previously authorized stock repurchase program which allows us to repurchase up to $20.0 million of our common stock at prices below our net asset value (“NAV”) per share as reported in our most recent consolidated financial statements, provided such purchases, in the aggregate, do not exceed two percent (2%) of the shares outstanding at the time of purchase and such shares are purchased only when the such shares are trading below 90% of our most recently disclosed NAV per share. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b‑18 under the Exchange Act and any applicable requirements of the 1940 Act. Unless extended by our Board, the repurchase program will terminate on the earlier of June 30, 2027 or the repurchase of $20.0 million of our common stock.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6: Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Supplemental Indenture, dated as of September 2, 2026, by and among Horizon Funding II, LLC, the issuer, and U.S. Bank Trust Company, National Association, the trustee (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on September 9, 2026)
10.2	Second Amended and Restated Note Funding Agreement, dated as of September 2, 2026, by and among Horizon Funding II, LLC, the issuer, and the Initial Purchasers (as defined therein) (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed on September 9, 2026)
10.3	Amendment No. 2 to Sale and Servicing Agreement, dated as of September 2, 2026, by and among Horizon Funding II, LLC, the issuer, Horizon Technology Finance Corporation, the seller, originator and servicer, U.S. Bank Trust Company, National Association, the trustee, and U.S. Bank National Association, the backup servicer, custodian, lockbox and securities intermediary (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, filed on September 9, 2026)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

Horizon Technology Finance Corporation and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10‑Q to be signed on its behalf by the undersigned, thereunto duly authorized.

HORIZON TECHNOLOGY FINANCE CORPORATION

Date: November 5, 2026	By:	/s/ Michael P. Balkin
	Name:	Michael P. Balkin
	Title:	Chief Executive Officer

Date: November 5, 2026	By:	/s/ Daniel R. Trolio
	Name:	Daniel R. Trolio
	Title:	Chief Financial Officer